Form 10-Q
period 1999-06-30
EVERTRUST FINANCIAL GROUP INC
filed 1999-10-06
CIK 1088514

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended.......................  June 30, 1999
                                                          -------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from ________________ to _________________

                     Commission File Number 0-26993

                     EVERTRUST FINANCIAL GROUP, INC.
                     -------------------------------
            (Exact name of registrant as specified in its charter)

   Washington                                               91-1613658
   ----------                                               ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

          2707 Colby Ave. Suite 600, Everett, Washington 98201
          ----------------------------------------------------
          (Address of principal executive offices and Zip code)

                              (425) 258-3645
                              --------------
           (Registrant's telephone number, including area code)

                                    NA                          .
                              --------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1)     Yes            No     X   *
                          -----           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of class :                             As of June 30, 1999
     ----------------                             -------------------
     Common stock, no par value                        No shares *

  * The registrant's Registration Statement on Form S-1 was declared effective on August 12, 1999. The registrant has conducted no business except the offering of the shares in connection with its conversion from mutual to stock form.

                    EVERTRUST FINANCIAL GROUP, INC.
                           Table of Contents

PART 1- FINANCIAL INFORMATION

ITEM 1- Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows :

        Consolidated Statements of Financial Condition as of
        June 30, 1999 and March 31, 1999.................................  1

        Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998.....................................  2

        Consolidated Statements of Changes in Equity for the three months ended June 30, 1999 and 1998..............................  3

        Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998.....................................  4

        Notes to Consolidated Financial Statements.......................  5

ITEM 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

        General..........................................................  6

        Liquidity and Capital Resources..................................  6

        Year 2000 Disclosure.............................................  7

        Comparison of Financial Condition at June 30 and March 31, 1998..  8

        Comparison of Operating Results for the three months ended
        June 30, 1999 and 1998...........................................  9

ITEM 3- Quantitative and Qualitative Disclosures About Market Risk

        Asset and Liability Management and Market Risk................... 10

PART II-OTHER INFORMATION

        Item 1.  Legal Proceedings....................................... 13

        Item 2.  Changes in Securities................................... 13

        Item 3.  Defaults upon Senior Securities......................... 13

        Item 4.  Submission of Matters to Vote of Stockholders........... 13

        Item 5.  Other Information....................................... 14

        Item 6.  Exhibits and Reports on Form 8-K........................ 14

SIGNATURES .............................................................. 15

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       EverTrust Financial Group, Inc.
              Consolidated Statements of Financial Condition
                      June 30, 1999 and March 31, 1999
          (Dollar amounts in thousands, except per share amounts)

                                                 6/30/99            3/31/99
                                                 -------            -------
ASSETS                                         (Unaudited)

Cash and cash equivalents, including interest
 bearing deposits of $10,823 and $4,583          $ 16,201          $ 13,230
Securities available for sale, amortized cost of
 $61,758 and $61,390                               61,561            61,566
Securities held to maturity, fair value of
 $13,947 and $14,317                               13,653            13,866
Federal Home Loan Bank stock                        4,066             3,994
Loans receivable, net                             331,819           315,327
Loans held for sale                                21,395            29,641
Accrued interest receivable                         3,361             3,177
Premises and equipment                              7,797             7,953
Prepaid expenses and other assets                   4,182             3,335

                                                 --------------------------
Total Assets                                     $464,035          $452,089
                                                 ==========================
LIABILITIES AND EQUITY

Liabilities:
 Deposit accounts                                $388,751          $375,896
 Federal Home Loan Bank advances                   18,936            18,949
 Accounts payable and other liabilities             3,690             4,981

                                                 --------------------------

Total Liabilities                                 411,377           399,826

Equity:
 Common stock                                           -                 -
 Retained earnings                                 52,788            52,147
 Accumulated other comprehensive income              (130)              116

                                                 --------------------------
Total Equity:                                      52,658            52,263
                                                 --------------------------
Total Liabilities and Equity                     $464,035          $452,089
                                                 ==========================
Book value per common share (1)                       n/a               n/a
                                                 ==========================
Common shares outstanding at end of period (1)         --                --
                                                 ==========================

(1) No shares outstanding at June 30, 1999. Offering approval received on August 12, 1999.

                       EverTrust Financial Group, Inc.
                  Consolidated Statements of Operations
             For the Three Months Ended June 30, 1999 and 1998
          (Dollar amounts in thousands, except per share amounts)

                                             Three Months Ended June 30,
                                               1999              1998
                                               ----              ----
                                                    (Unaudited)
  INTEREST INCOME:
    Loans receivable                       $  7,489          $  7,253
    Investment securities:
     Taxable interest income                  1,066             1,040
     Tax-exempt interest income                 102                89
     Dividend income                            130                89
                                           --------------------------
      Total investment security income        1,298             1,218
                                           --------------------------
      Total interest income                   8,787             8,471
  INTEREST EXPENSE:
    Deposit accounts                          4,321             4,199
    Federal Home Loan Bank advances             293               246
                                           --------------------------
      Total interest expense                  4,614             4,445
                                           --------------------------
      Net interest income                     4,173             4,026
  PROVISION FOR LOAN LOSSES                     275               105
                                           --------------------------
    Net interest income after provision for
     loan losses                              3,898             3,921
  OTHER INCOME:
    Loan service fees                           180               219
    Gain (loss) on sale of securities           170               127
    Other, net                                 (242)              206
                                           --------------------------
      Total other income                        108               552
                                           --------------------------
  OTHER EXPENSES:
    Salaries and employee benefits            1,638             1,311
    Occupancy and equipment                     648               692
    Charitable contributions                      1               187
    Information processing costs                169               198
    Other, net                                  701               648
                                           --------------------------
Total other expenses                          3,157             3,036
                                           --------------------------
Earnings before federal income taxes            849             1,437
  FEDERAL INCOME TAXES                          208               415
                                           --------------------------
  NET INCOME                               $    641          $  1,022
                                           ==========================
Net income per common share - basic (1)         n/a               n/a
Net income per common share - diluted (1)       n/a               n/a

Weighted average shares outstanding-basic(1)      -                 -
Weighted average shares outstanding-diluted(1)    -                 -

(1) No shares outstanding at June 30, 1999. Offering approval received on August 12, 1999

                                     EverTrust Financial Group, Inc.
                             Consolidated Statements of Changes in Equity
                           For the Three Months Ended June 30, 1999 and 1998
                                (Dollar amounts in thousands, Unaudited)


                                           Common Stock (1)                   Accum Other
                                        Number of                 Retained    Comprehensive
                                        Shares      Amount        Earnings       Income         Total
                                        -------------------------------------------------------------
Balance at March 31, 1998               n/a        $     -        $ 50,736       $    360    $ 51,096
Net income                                                           1,022                      1,022
Net change in other
 comprehensive income                                                                (167)       (167)
                                        --------------------------------------------------------------
Balance at June 30, 1998                n/a        $     -        $ 51,758       $    193    $ 51,951
                                        ==============================================================

Balance at March 31, 1999               n/a        $     -        $ 52,147       $    116    $ 52,263
Net Income                                                             641                        641
Net change in other
 comprehensive income                                                                (246)       (246)
                                        --------------------------------------------------------------
Balance at June 30, 1999                n/a        $     -        $ 52,788       $   (130)   $ 52,658
                                        ==============================================================
(1) No shares outstanding at June 30, 1999.  Offering approval received on August 12, 1999.

                      EverTrust Financial Group, Inc.
                   Consolidated Statements of Cash Flows
             For the Three Months Ended June 30, 1999 and 1998
                         (In thousands, Unaudited)

                                                         1999          1998
                                                         -------------------
Operating Activities:
 Net income                                            $  641         $1,022
Adjustments to reconcile earnings to net cash
    provided by operating activities:
  Depreciation and amortization of premises
   and equipment                                          215            274
  Stock dividends and accretion of investment
   security discounts                                     (93)          (124)
  Loss (gain) on sale of premises and equipment
   and real estate owned                                 (141)          (126)
  Amortization of investment security premiums             78             45
  Book loss on limited partnerships                        29             31
  Provision for loses on loans and real estate owned
   and mark to market loss on saleable loans              722            105
  Amortization of deferred loan fees and costs           (414)          (352)
  Loan fees deferred                                      420            178
  Proceeds from the sale of loans                       8,996          3,958
  Loans originated for sale                            (3,696)        (6,087)
  Cash provided (used) by changes in operating
   assets and liabilities:
     Accrued interest receivable                         (184)            16
     Prepaid expenses and other assets                   (212)           (39)
     Accounts payable and other liabilities            (1,291)          (818)
     Deferred taxes                                      (537)           444
                                                    -------------------------
Net cash provided (used) by operating activities        4,533         (1,473)
                                                    -------------------------
Investing Activities:
  Proceeds from maturities of securities
   available for sale                                   3,504          5,802
  Proceeds from maturities of securities held
   to maturity                                            225          2,829
  Proceeds from sale of securities available
   for sale                                             4,195            395
  Purchase of securities available for sale            (8,011)        (8,466)
  Purchase of securities held to maturity                   -              -
  Purchase of FHLB stock                                    -              -
  Loan principal prepayments                           25,606         34,075
  Loans originated or acquired                        (39,880)       (20,642)
  Proceeds from sales of reacquired assets
   and real estate owned                                    -              -
  Investment in real estate owned                           -           (119)
  Net additions to premises and equipment                 (43)          (386)
                                                    -------------------------
  Net cash provided (used) by investing
   activities                                         (14,404)        13,488
                                                    -------------------------
Financing Activities:
  Net increase in deposit accounts                     12,855         (3,158)
  Proceeds from Federal Home Loan Bank advances             -              -
  Repayment of Federal Home Loan Bank advances            (13)          (513)
                                                    -------------------------
  Net cash provided (used) by financing
   activities                                          12,842         (3,671)
                                                    -------------------------
Net increase (Decrease) in Cash and
 Cash Equivalents                                       2,971          8,344
Cash and Cash Equivalents:
  Beginning of year                                    13,230         19,136
                                                    -------------------------
  End of quarter                                     $ 16,201       $ 27,480
                                                    =========================
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest on deposits                                $4,309         $4,219
   Federal income taxes                                     -              -
   Interest on borrowings                                 305            258
Supplemental Disclosure of Noncash Investing and
  Financing Activities:
   Real estate acquired through foreclosure                $-            117
   Company financing of sales of real estate owned          -              -

                      EverTrust Financial Group, Inc.
               Notes to Consolidated Financial Statements
                    Three Months Ended June 30, 1999
                              (Unaudited)

Note 1   Basis of Presentation
------------------------------
The unaudited consolidated financial statements of EverTrust Financial Group, Inc. and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust Financial Group, Inc.'s wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet date as of March 31, 1999 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust Financial Group's prospectus dated August 12, 1999.

Note 2   Recent Developments
----------------------------
EverTrust Financial Group, Inc. has received approval from the Washington Division of Banks and the non-objection of the Federal Deposit Insurance Corporation for its plan of conversion. The plan of conversion provides for the conversion of Mutual Bancshares from a Washington-chartered mutual holding company to a Washington-chartered capital stock holding company to be known as EverTrust Financial Group, Inc. The plan of conversion will be voted on at a special meeting of members to be held on September 28, 1999. If approved, the amount of common stock offered by EverTrust Financial Group, Inc. will be in the range of $55,250,000 to $74,750,000. The prospectus dated August 12, 1999 should be read concerning additional information about the plan of conversion and the offering of shares of stock.

Note 3   Earnings per share
---------------------------
Basic and diluted earning per share calculations are not applicable as EverTrust Financial Group, Inc. had no outstanding stock at June 30, 1999.

Note 4   Segment Reporting
--------------------------
EverTrust Financial Group, Inc. is managed by legal entities. The entities are Everett Mutual Bank, Commercial Bank of Everett, Mutual Bancshares Capital, Inc. and I-Pro, Inc. Mutual Bancshares Capital, Inc., I-Pro, Inc. and the holding company have been included in all others as their operating results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                        Three Months Ended June 30, 1999
                                 -------------------------------------------
                                 EMB     CBE     Other  Eliminations   Total
                                 ---     ---     -----  ------------   -----
                                               (In thousands)

Condensed income statement:
Net interest income after
 Provision for loan loss       $3,644    $ 181    $  73    $   --      $3,898
Other income                      103       32      862      (889)        108
Other expense                   2,481      236      531       (91)      3,157
                               ------    -----    -----    ------      ------
Income before income taxes      1,266      (23)    (404)     (798)        849
Income taxes                      351       (8)    (135)        -         208
                               ------    -----    -----    ------      ------
Net income (loss)              $  915    $ (15)   $ 539    $ (798)     $ (641)
                               ======   ======    =====    ======      ======

                                                June 30, 1999
                                 -------------------------------------------
                                 EMB     CBE     Other  Eliminations   Total
                                 ---     ---     -----  ------------   -----
                                              (In thousands)

Total Assets                 $436,405  $20,899  $57,397  $(50,666)   $464,035
                             ========  =======  =======  ========    ========

                                        Three Months Ended June 30, 1998
                                 -------------------------------------------
                                 EMB     CBE     Other  Eliminations   Total
                                 ---     ---     -----  ------------   -----
                                          (In thousands)
Condensed income statement:
 Net interest income after
  provision for loan loss      $3,701    $ 121   $   99   $    --      $3,921
   Other income                   559       16    1,274    (1,297)        552
   Other expense                2,378      212      531       (85)      3,036
                               ------    -----   ------   -------      ------
   Income before income taxes   1,882      (75)     842    (1,212)      1,437
   Income taxes                   565      (25)    (125)       --         415
                               ------    -----   ------   -------      ------
   Net income (loss)           $1,317    $ (50)  $  967   $(1,212)     $1,022
                               ======    =====   ======   =======      ======

                                                 June 30, 1998
                                 --------------------------------------------
                                 EMB     CBE     Other  Eliminations   Total
                                 ---     ---     -----  ------------   -----
                                          (In thousands)
  Total Assets               $339,320  $11,068  $53,373  $(46,092)   $417,669
                             ========  =======  =======  ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
EverTrust Financial Group, Inc. (EVRT), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro) and Mutual Bancshares Capital, Inc. (MB
Cap). EMB conducts business through its 11 full service offices located throughout Snohomish County, Washington. EMB considers the communities in Snohomish County, Washington as its primary market area for making loans and attracting deposits. EMB also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EMB's principal business is attracting deposits from the general public and using those funds to originate residential mortgage loans as well as multi-family, commercial real estate and construction loans. CBE offers business loans and deposit services to individuals and local businesses through its office located in Everett, Washington. I-Pro is located in Kent, Washington and provides backroom banking services for Everett Mutual Bank and Commercial Bank of Everett. MB Cap is a start-up venture capital company located in Bothell, Washington. It was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

Liquidity and Capital Resources
-------------------------------
EverTrust Financial Group's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of EverTrust Financial Group is the origination of one- to- four family loans and commercial and multifamily loans. A secondary, but increasing activity of the Company is the origination of business loans. Other investing activities include the purchase of investment securities to provide liquidity and yield.

EverTrust Financial Group must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

At June 30, 1999, the total book value of investment securities was $75.2 million compared to a market value of $75.5 million, resulting in an unrealized gain of $300,000. On March 31, 1999, the book value of investment securities was $75.4 million compared to a market value of $75.9 million resulting in an unrealized gain of $500,000. The primary reason for the change in the unrealized gain at June 30, 1999 compared to March 31, 1999 was the overall higher level of interest rates which in turn decreased the market valuation of the investment portfolio.

The management of EverTrust Financial Group believes it has adequate resources to fund all loan commitments by deposits and, if necessary, Federal Home Loan Bank of Seattle advances and the sale of mortgage loans. It can also adjust the offering rates of deposit accounts to retain deposits in changing interest rate environments.

At June 30, 1999, EverTrust Financial Group's Tier 1 and total risked-based capital ratios under the Federal Reserve Board's risk-based capital guidelines were 13.25% and 14.53%, respectively. The Federal Reserve Board's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

Year 2000 Disclosure
--------------------
EverTrust Financial Group, Inc. and its subsidiaries are users of computer, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company's Y2K Task Force has developed and is implementing a comprehensive plan to make all information and non-information technology assets years 2000 compliant. The plan is comprised of the following phases:

     1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is complete.

     2. Assessment - Develop a plan, identify and evaluate all vital systems of the Company. This phase was completed as of June 30, 1999.

     3. Renovation - Upgrade or replace any critical system that is non-year 2000 compliant. This phase was substantially completed as of December 31, 1998.

     4. Validation - Testing all critical systems and third-party vendors for year 2000 compliance. The validation phase was completed as of June 30, 1999. EverTrust Financial Group, Inc. and its subsidiaries have upgraded or replaced all in-house equipment, such as teller station equipment, etc., with year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. EverTrust Financial Group, Inc.'s subsidiaries, Everett Mutual Bank,
        Commercial Bank of Everett and I-Pro, Inc., are relying on the results of proxy testing by its third-party service bureau for certain date sensitive testing. The proxy testing, which involved use of test client data, tested the results of transaction at various test dates before and after the year 2000 date change and covered all of the applications used by Everett Mutual Bank, Commercial Bank of Everett and I-Pro, Inc. This proxy testing was completed as of June 30, 1999.

     5. Implementation - Placement of renovated systems on-line. EverTrust Financial Group, Inc. has already implemented all necessary remedial actions and verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors.

EverTrust Financial Group, Inc. has developed a Y2K Contingency Master Plan to minimize disruption of service and risk of loss from safety and soundness, profitability and customer confidence concerns for all subsidiaries. The Contingency Master Plan is further defined in two specific types of contingency plans: the Business Resumption Plan and the Remediation Contingency Plan.

The Business Resumption Contingency Plan addresses the actions EverTrust Financial Group, Inc. and its subsidiaries would take if core business processes, such as paying and receiving, cannot be carried out in the normal manner through the century date change due to system or vendor failure. The Company's Business Resumption Contingency Plan follows an industry-recognized four phase approach:

     1. Organization Planning
     2. Business Impact Analysis
     3. Contingency Planning
     4. Validation

Based on its current assessments, and remediation plans, which are based in part on certain representations of third-party service providers, EverTrust Financial Group, Inc. does not expect that it will experience a significant disruption of its operation as result of the change to the new millennium. Although EverTrust Financial Group, Inc. has no reason to conclude that a failure will occur, the most reasonably likely worst-case year 2000 scenario would entail a disruption or failure of its power supply or voice and data transmission suppliers, a third-party service provider, or a facility. If such a failure were to occur, EverTrust Financial Group, Inc. would implement its contingency plans, which are expected to be substantially completed and validated by August 31, 1999, including back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, EverTrust Financial Group, Inc. has reserve power supplies at three of its branch sites, and will have back-up account data and alternative manual processes for certain business line functions.
The Company has also developed a liquidity management plan to address potential increased funding needs that may arise as the millennium approaches.

The first three phases are complete and the validation phases will be complete by September 30, 1999. The Continuity Planning Workgroup of EverTrust Financial Group, Inc., which is comprised of members of the Y2K Task Force and the existing Disaster Recovery Team of EverTrust, has identified the interdependency between all critical systems and core business processes, and has completed a risk assessment of possible failure scenarios. An individual business resumption plan has been drafted for each core business process under every failure scenario rated medium or high risk.

A Remediation Contingency Plan is in place and will be implemented in the event that a critical system will not meet regulatory deadlines for renovation, validation or implementation. Management of EverTrust is confident that the Remediation Contingency Plan will not need to be implemented, as all critical systems have been renovated, validated and implemented within required time frames.

There can be no assurances that EverTrust Financial Group, Inc.'s year 2000 plan will effectively address the year 2000 issue, that its estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of EverTrust Financial Group, Inc. or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on EverTrust Financial Group, Inc.'s business, financial condition or results of operations. However, management of EverTrust Financial Group, Inc. is confident of its ability to complete the transition into the next century with minimal disruption of normal service levels.

Comparison of Financial Condition at June 30 and March 31, 1999
---------------------------------------------------------------
Total assets at June 30, 1999 were $464.0 million compared to $452.1 million at March 31, 1999, an increase of $11.9 million. The primary factor in this increase was a $12.9 million increase in deposits which were used to fund a $16.5 million increase in loans and a $3.0 million increase in cash and cash equivalents. These increases were partially offset by a $8.2 million decrease in loans held for sale. Loans held for sale decreased from $29.6 million at March 31, 1999 to $21.4 million at June 30, 1999 as a result of $9.0 million in loan sales and a mark-to-market adjustment of $448,000.

At June 30, 1999, EverTrust Financial Group, Inc. had $476,000 in loans accounted for on a non-accrual basis ($467,000 in commercial real estate loans and $9,000 in consumer loans) compared to $378,000 at March 31, 1999. At June 30, 1999, EverTrust Financial Group, Inc. had $104,000 in accruing loans which were contractually past due 90 days or more, compared to none at March 31, 1999.

Total deposits of EverTrust Financial Group, Inc. increased by $12.9 million from $375.9 million at March 31, 1999 to $388.8 million at June 30, 1999. The increase included interest credited to accounts of $3.6 million.

Total equity at June 30, 1999 was $52.7 million compared to $52.3 million at March 31, 1999. This is an increase of $395,000 or 0.8%. Net earnings of $641,000 for the three months ended June 30, 1999 were offset by a $246,000 decrease in unrealized gains in securities available for sale, net of deferred income taxes.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
-----------------------------------------------------------------------------
1998
----

General. Net income decreased 37.2% from $1.0 million for the three months ended June 30, 1998 to $641,000 for the three months ended June 30, 1999 primarily as a result of $448,000, pre-tax, mark-to-market expense of the loans held for sale and an increase of $327,000 in personnel costs.

Net Interest Income. Net interest income increased 3.7% from $4.0 million for the three months ended June 30, 1998 to $4.2 million for the three months ended June 30, 1999. In comparing the two periods, both interest income and interest expense were higher in 1999 due to higher average balances of both interest- earning assets and interest-bearing liabilities. The average balance of interest-earning assets increased from $407.8 million for the three months ended June 30, 1998 to $446.7 million for the three months ended June 30, 1999. The average balance of interest-bearing liabilities increased from $340.3 million for the three months end June 30, 1998 to $374.0 million for the same period in 1999. This increase was partially offset by lower average yields on both interest-earning assets and interest-bearing liabilities due to lower interest rate levels in general.

Provision for Loan Losses. The provision for loan losses increased from $105,000 for the three months ended June 30, 1998 to $275,000 for the same period in 1999. This increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily construction/permanent loans, business loans and credit card loans during the period.

Noninterest Income. Noninterest income declined 80.4% to $108,000 for the three months ended June 30, 1999 compared with $552,000 for the three months ended June 30, 1998. The decline resulted primarily from a $448,000 mark-to-market of the loans held for sale. The decline in the value of the loans held for sale was due primarily to the sharp increase in mortgage rates during June 1999.

Noninterest Expense. Noninterest expense increased 4.0% from $3.0 million for the three months ended June 30, 1998 compared with $3.2 million for the same period in 1999. The increase in compensation expense (24.9%) is partially offset by lower charitable contributions. Compensation expense increased as the result of increased staffing levels and general salary increases. Charitable contributions decreased due to the large contribution made during the fourth quarter of the fiscal year ended March 31, 1999.

Provision for Income Taxes. Federal income taxes decreased from $415,000 for the three months ended June 30, 1998 to $208,000 for the three months ended June 30, 1999 due to the reduction in taxable earnings.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management and Market Risk
----------------------------------------------
EverTrust Financial Group, Inc.'s' profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust Financial Group, Inc.'s profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust Financial Group, Inc.'s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

The following table sets forth at June 30, 1999, the estimated percentage change in Everett Mutual Bank's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates. Management of EverTrust Financial Group, Inc. believes that analysis of interest rate sensitivity set forth below for Everett Mutual Bank would not be materially different for EverTrust Financial Group, Inc.'s on a consolidated basis.

 Change (In Basis Points ("bp"))  Net Interest Income        Market Value of
     In Interest Rates (1)         (next four quarters)     Portfolio Equity
     --------------------          --------------------     ----------------
             400  bp                       3.60%                (25.28)%
             300                          (2.14)                (17.84)
             200                          (7.36)                (10.96)
             100                          (6.15)                 (5.40)
               0                             --                     --
            (100)                          5.32                   4.25
            (200)                          0.92                   7.76
            (300)                        (10.81)                 10.59
            (400)                        (22.84)                 12.77

--------------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

The assumptions used by management to evaluate the vulnerability of Everett Mutual Bank's operations to changes in interest rates in the preceding table are described below. Although management believes these assumptions are reasonable, the interest rate sensitivity of Everett Mutual Bank's assets and liabilities and the estimated effects of changes in interest rates on Everett Mutual Bank's (and hence EverTrust Financial Group, Inc.'s) net interest income and market value of portfolio equity indicated in the preceding table could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturity horizons will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table.

The assumptions used by management were based upon proprietary data and are reflective of historical results or current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates, and the market value of certain assets under the various interest rate scenarios.

Prepayments for mortgage loans were based on management's evaluation of its current loan portfolio. Prepayments were estimated to double from the base at the -400bp rate shock and to decrease to 10% of the base at the +400bp rate shock. Everett Mutual Bank's loans are the only assets or liabilities which management assumed possess optionality for the purpose of determining market value changes.

Management assumed the non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base, competitive factors and historical review of Everett Mutual Bank's deposit mix.

The net interest income and net market value table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net market value is based upon the present value of discounted cash flows using management's estimates of current replacement rates to discount the cash flows. The net interest income table is based upon a cash flow simulation of Everett Mutual Bank's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that Everett Mutual Bank's assets and liabilities would perform as set forth above. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net market value and net interest income other than those indicated above.

The following table sets forth at June 30, 1999 the estimated percentage change in Commercial Bank of Everett's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

 Change (In Basis Points ("bp"))    Net Interest Income     Market Value of
     In Interest Rates (1)         (next four quarters)     Portfolio Equity
     --------------------          --------------------     ----------------
             400  bp                       15.89%               (13.20)%
             300                           12.18                 (9.99)
             200                            8.46                 (6.50)
             100                            4.41                 (3.15)
               0                              --                    --
            (100)                          (4.53)                 2.54
            (200)                          (8.73)                 4.60
            (300)                         (13.36)                 5.89
            (400)                         (18.43)                 7.44

--------------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

Certain assumptions utilized by management in assessing the interest rate risk of Commercial Bank of Everett were employed in preparing data included in the preceding table. These assumptions were based upon proprietary data selected by management and are reflective of historical results or current market conditions. These assumptions relate to interest rates, repayment rates, deposit decay rates, and the market value of certain assets under the various interest rate scenarios.

Prepayment assumptions for mortgage-backed securities and the loan portfolio were based upon industry standards for prepayments. Commercial Bank of Everett's mortgage-backed securities and loan portfolio are the only assets or liabilities which management assumed possess optionality for purposes of determining market value changes.

Management assumed that the majority of non-maturity deposits had estimated lives ranging from zero to five years, while only 2.0% of non-maturity deposits had estimated lives ranging from five to 20 years. These assumptions are based upon management's analysis of its customer base and competitive factors.

The net interest income and market value table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net market value is based upon the present value of discounted cash flows using management's estimates of current replacement rates to discount the cash flows. The net interest income table is based upon a cash flow simulation of Commercial Bank of Everett's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that Commercial Bank of Everett's assets and liabilities would perform as set forth above. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net market value and net interest income other than those indicated above.

EverTrust Financial Group, Inc. does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Everett Mutual Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at June 30, 1999. Furthermore, EverTrust Financial Group, Inc. has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

                      Forward-looking Statements

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, Year 2000 issues and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.


PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

 a)   Exhibits:

      None.

 b)   Reports on form 8-K

      None.

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EverTrust Financial Group, Inc.


                                /s/Michael B. Hansen
October 6, 1999                 -------------------------------------
                                Michael B. Hansen
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                                /s/Jeffrey R. Mitchell
October 6, 1999                 -------------------------------------
                                Jeffrey R. Mitchell
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)