Form 10-Q
period 1999-09-30
EVERTRUST FINANCIAL GROUP INC
filed 1999-11-08
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended .....................  SEPTEMBER 30, 1999
                                                           ------------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

                        Commission File Number 0-26993

                       EVERTRUST FINANCIAL GROUP, INC.
                       -------------------------------
            (Exact name of registrant as specified in its charter)

         Washington                                         91-1613658
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

             2707 Colby Ave. Suite 600, Everett, Washington 98201
             ----------------------------------------------------
            (Address of principal executive offices and Zip code)

                                (425) 258-3645
                                --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

                                      NA
                       -----------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1)   Yes   X     No   X *
                      -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                           As of September 30, 1999
      ------------------                        ------------------------

      Common stock, no par value                8,986,250

                       EVERTRUST FINANCIAL GROUP, INC.
                              Table of Contents

                                                                        Page
PART 1 - FINANCIAL INFORMATION                                          ----

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows :

         Consolidated Statements of Financial Condition as of
         September 30, 1999 and March 31, 1999.......................   1

         Consolidated Statements of Operations for the six months
         ended September 30, 1999 and 1998...........................   2

         Consolidated Statement of Comprehensive Income for the
         six months ended September 30, 1999 and 1998................   3

         Consolidated Statements of Changes in Equity for the six
         months ended September 30, 1999 and 1998....................   3

         Consolidated Statements of Cash Flows for the six months
         ended September 30, 1999 and 1998...........................   4

         Notes to Consolidated Financial Statements..................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         General.....................................................   8

         Year 2000 Disclosure........................................   8

         Comparison of Financial Condition at September 30, 1999
         and March 31, 1998..........................................   10

         Comparison of Operating Results for the six months ended
         September 30, 1999 and 1998.................................   12

         Liquidity and Capital Resources.............................   15

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

         Asset and Liability Management and Market Risk..............   16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings..................................   17

         Item 2.  Changes in Securities..............................   17

         Item 3.  Defaults upon Senior Securities....................   18

         Item 4.  Submission of Matters to Vote of Stockholders......   18

         Item 5.  Other Information..................................   18

         Item 6.  Exhibits and Reports on Form 8-K...................   18

SIGNATURES...........................................................   19

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       EverTrust Financial Group, Inc.
               Consolidated Statement of Financial Condition
                    September 30, 1999 and March 31, 1999
            (Dollar amounts in thousands, except per share amounts)

                                                     September 30,   March 31,
                                                          1999         1999
                                                          ----         ----
ASSETS                                                 (Unaudited)

Cash and cash equivalents, including interest
 bearing deposits of $122,874 and $4,583              $  131,993   $   13,230
Securities available for sale, amortized cost of
 $83,914 and $61,390                                      83,378       61,566
Securities held to maturity, fair value of $12,962
 and $14,317                                              12,763       13,866
Federal Home Loan Bank stock                               4,140        3,994
Loans receivable, net                                    345,889      315,327
Loans held for sale                                          561       29,641
Accrued interest receivable                                3,274        3,177
Premises and equipment                                     8,322        7,953
Prepaid expenses and other assets                          6,997        3,335
                                                      ------------------------
Total Assets                                          $  597,317   $  452,089
                                                      =======================
LIABILITIES AND EQUITY

Liabilities:
   Deposit accounts                                   $  437,598   $  375,896
   Federal Home Loan Bank advances                        18,923       18,949
   Other borrowings                                          485            -
   Accounts payable and other liabilities                  4,516        4,981
                                                      ------------------------
   Total Liabilities                                     461,522      399,826
                                                      ------------------------
Equity:
   Common stock - no par value, 49,000,000 shares
    authorized, 8,986,250 shares and 0 shares
    outstanding at September 30, 1999
    and March 31, 1999, respectively                      88,213            -
   Equity contra: Loan to Employee Stock Ownership
    Plan (ESOP)                                           (1,797)           -
   Retained earnings                                      49,733       52,147
   Accumulated other comprehensive income                   (354)         116
                                                      ------------------------
   Total Equity                                          135,795       52,263
                                                      ------------------------
Total Liabilities and Equity                           $ 597,317   $  452,089
                                                      ========================
Book value per common share (1)                        $   15.11          n/a
                                                      ========================

(1) The Company converted from a mutual to public company on September 30, 1999.

                       EverTrust Financial Group, Inc.
                     Consolidated Statement of Operations
         For the Three and Six Months Ended September 30, 1999 and 1998
      (Dollar amounts in thousands, except per share amounts, unaudited)

                                    Three Months Ended     Six Months Ended
                                      September 30,          September 30,
                                    1999       1998        1999        1998
                                    ----       ----        ----        ----

INTEREST INCOME:
  Loans receivable              $  7,805    $  7,094     $ 15,294    $ 14,347
  Investment securities:
   Taxable interest income         1,368       1,084        2,434       2,124
   Tax-exempt interest income        102          90          204         179
   Dividend income                   133          99          263         188
                                ---------------------------------------------
     Total investment
      security income              1,603       1,273        2,901       2,491
                                ---------------------------------------------
     Total interest income         9,408       8,367       18,195      16,838
INTEREST EXPENSE:
  Deposit accounts                 4,642       4,276        8,964       8,475
  Federal Home Loan Bank
   advances                          306         241          598         486
                                ---------------------------------------------
     Total interest expense        4,948       4,517        9,562       8,961
                                ---------------------------------------------
     Net interest income           4,460       3,850        8,633       7,877
PROVISION FOR LOAN LOSSES            135         105          410         210
                                ---------------------------------------------
     Net interest income
      after provision for
      loan losses                  4,325       3,745        8,223       7,667
OTHER INCOME:
  Loan service fees                  142         215          321         435
  Gain (loss) on sale of
   securities                          -           -          170         126
  Other, net                          98         220        (143)         426
                                ---------------------------------------------
     Total other income              240         435          348         987
                                ---------------------------------------------
OTHER EXPENSES:
  Salaries and employee benefits   1,617       1,205        3,255       2,515
  Occupancy and equipment          1,236         614        1,884       1,307
  Charitable contributions         5,200          16        5,201         203
  Information processing costs       170         184          339         382
  Other, net                       1,092         629        1,793       1,278
                                ---------------------------------------------
     Total other expenses          9,315       2,648       12,472       5,685
                                ---------------------------------------------
     Earnings before
      federal income taxes        (4,750)      1,532       (3,901)      2,969
FEDERAL INCOME TAXES              (1,695)        441       (1,487)        856
                                ---------------------------------------------
NET INCOME                      $ (3,055)   $  1,091     $ (2,414)   $  2,113
                                =============================================
Net income per common share -
 basic (1)                            nm         n/a           nm         n/a
(1)
Net income per common share -
diluted (1)                           nm         n/a           nm         n/a

Weighted average shares
 outstanding - basic (1)          97,677           -       49,105           -
Weighted average shares
 outstanding - diluted (1)        97,677           -       49,105           -

(1) The Company converted from a mutual to a public company on September 30, 1999. Shares were only outstanding for 1 day during the quarter and therefore, the earnings per share calculation (EPS) is not meaningful.

                       EverTrust Financial Group, Inc.
         Consolidated Statement of Comprehensive Income (in thousands)
             For the Six Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                                                      1999          1998
                                                      ----          ----

Net Income (Loss)                                  $ (2,414)     $  2,113
Other Comprehensive Income, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized hold gain (loss) during the
     period, net of deferred income tax expense
     (benefit) of $(184) and $(54)                     (358)         (104)
    Less adjustment of gains included in net
     income (loss), net of income tax of $(58)
     and $(43)                                         (112)          (83)
                                                   ----------------------
    Other comprehensive income (loss)                  (470)         (187)
                                                   ----------------------
Comprehensive Income                               $ (2,884)     $  1,926
                                                   ======================


                       EverTrust Financial Group, Inc.
                 Consolidated Statement of Changes in Equity
             For the Six Months Ended September 30, 1999 and 1998
                   (Dollar amounts in thousands, Unaudited)

                                                              Accum
                      Common Stock (1)                        Other
                        Number            Debt      Retained  Compre-
                          of              related             hensive
                        Shares   Amount   to ESOP   Earnings  Income   Total
                     --------------------------------------------------------
Balance at March 31,
 1998                       n/a  $     -  $     -   $50,736  $ 360   $ 51,096
Net income                                            2,113             2,113
Other comprehensive
 income, net of $96
 unrealized losses
 on AFS securities                                            (187)      (187)
                     --------------------------------------------------------
Balance at September
 30, 1998                   n/a  $     -  $     -   $52,849  $ 173   $ 53,022
                     ========================================================

Balance at March 31,
 1999                         -  $     -   $    -   $52,147  $ 116   $ 52,263
Common stock issued   8,986,250   88,213                               88,213
Loan to ESOP                               (1,797)                     (1,797)
Net Income                                           (2,414)           (2,414)
Other comprehensive
 income, net of $242
 unrealized losses
 on AFS securities                                            (470)      (470)
                     --------------------------------------------------------
Balance at September
 30, 1999             8,986,250  $88,213  $(1,797)  $49,733  $(354)  $135,795
                     ========================================================

(1) Stock offering completed on September 30, 1999.

                       EverTrust Financial Group, Inc.
                     Consolidated Statement of Cash Flows
             For the Six Months Ended September 30, 1999 and 1998
                          (in thousands, Unaudited)

                                                         1999         1998
                                                      ----------------------
Operating Activities:
   Net income                                         $  (2,414)   $   2,113
   Adjustments to reconcile earnings to
    net cash provided by operating activities:
     Depreciation and amortization of
      premises and equipment                                428          522
     Stock dividends and accretion of
      investment security discounts                        (189)        (241)
     Loss (gain) on sale of premises and
      equipment and real estate owned                      (141)        (133)
     Amortization of investment security
      premiums                                              154           86
     Book loss on limited partnerships                       65           62
     Provision for losses on loans and
      real estate owned and mark to
      market loss on saleable loans                         410          210
     Amortization of deferred loan fees
      and costs                                            (936)        (593)
     Loan fees deferred                                     675          421
     Proceeds from the sale of loans                     29,772        3,958
     Loans originated for sale                           (5,506)     (11,491)
     Stock contributed to charitable
      foundation                                          3,900            -
     Cash provided (used) by changes in
      operating assets and liabilities:
        Accrued interest receivable                         (97)          58
        Prepaid expenses and other assets                (1,478)         200
        Accounts payable and other
         liabilities                                       (465)        (288)
        Deferred taxes                                   (2,008)        (142)
                                                      ----------------------
   Net cash provided (used) by operating
    activities                                           22,170       (5,258)
                                                      ----------------------
Investing Activities:
   Proceeds from maturities of securities
    available for sale                                    8,692       10,772
   Proceeds from maturities of securities
    held to maturity                                      1,128        3,538
   Proceeds from sale of securities
    available for sale                                    4,195          395
   Purchase of securities available for
    sale                                                (35,421)     (21,453)
   Purchase of securities held to maturity                    -            -
   Purchase of FHLB stock                                     -          (31)
   Loan principal prepayments                            48,282       57,695
   Loans originated or acquired                         (74,179)     (44,382)
   Proceeds from sales of reacquired
    assets and real estate owned                              -          123
   Investment in real estate owned                            -         (119)
   Net additions to premises and equipment                 (781)        (544)
                                                      ----------------------
   Net cash used by investing activities                (48,084)       5,994
                                                      ----------------------
Financing Activities:
   Net increase in deposit accounts                      61,702        3,103
   Proceeds from Federal Home Loan Bank
    advances                                              9,700            -
   Repayment of Federal Home Loan Bank
    activities                                           (9,726)        (527)
   Proceeds from other borrowings                         1,000            -
   Repayment of other borrowings                           (515)           -
   Proceeds from the sale of stock                       84,313            -
   Loan to Employee Stock Ownership Plan
    (ESOP)                                               (1,797)           -
                                                      ----------------------
   Net cash provided by financing
    activities                                          144,677        2,576
                                                      ----------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                            118,763        3,312
Cash and Cash Equivalents:
   Beginning of year                                     13,230       19,136
                                                      ----------------------
   End of quarter                                     $ 131,993    $  22,448
                                                      ======================

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
     Interest on deposits                             $   8,935    $   8,478
     Federal income taxes                                   520        1,018
     Interest on borrowings                                 607          496
Supplemental Disclosure of Noncash
Investing and
   Financing Activities:
     Real estate acquired through
      foreclosure                                     $       -    $     117
     Company financing of sales of real
      estate owned                                            -            -


                       EverTrust Financial Group, Inc.
                  Notes to Consolidated Financial Statements
                Three and Six Months Ended September 30, 1999
                                 (Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, Everett Mutual Bank
(EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet date as of March 31, 1999 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust's prospectus dated August 12, 1999.

Note 2 - Recent Developments

EverTrust Financial Group, Inc.'s conversion from a Washington-chartered mutual holding company to a Washington-chartered capital stock holding company was approved at a special meeting of members held on September 28, 1999. On September 30, 1999, the initial public offering of the Company's stock was completed with the sale of 8,596,250 shares. The stock began trading on the Nasdaq Stock Market under the trading symbol of EVRT on October 4, 1999. In connection with the conversion, and as discussed in the Company's prospectus dated August 12, 1999, EverTrust established a charitable foundation, The EverTrust Foundation, and contributed 390,000 shares of its common stock and $1.3 million in cash to the charitable foundation on September 30, 1999.

Note 3 - Earnings per share

On September 30, 1999, 8,596,250 shares were sold in EverTrust's initial public offering. The Company also issued 390,000 shares which were contributed to The EverTrust Foundation. As these 8,986,250 shares were only outstanding for one day, the earnings per share for the three and six months ended September 30, 1999 is not meaningful.

Note 4 - Lines of Business

EverTrust is managed by the legal entities EMB, CBE, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                   Six Months Ended September 30, 1999
                                   -----------------------------------
                                              (in thousands)

                                EMB     CBE      OTHER  ELIMINATIONS  TOTAL
                                ---     ---      -----  ------------  -----
Condensed income statement:
  Net interest income after
   Provision for loan loss    $7,684    $402      $137    $     -   $  8,223
  Other income                   315      78     1,704     (1,749)       348
  Other expense                5,580     481     6,586 *     (175)    12,472
                              ------    ----   -------    -------   --------
  Income before income taxes   2,419      (1)   (4,745)    (1,574)    (3,901)
  Income taxes                   662      (0)   (2,149)         -     (1,487)
                              ------    ----   -------    -------   --------
  Net income (loss)           $1,757    $ (1)  $(2,596)   $(1,574)  $ (2,414)
                              ======    ====   =======    =======   ========

* - Includes charitable contribution expense of $5.2 million ($3.9 million in stock and $1.3 million in cash) to form The EverTrust Foundation.

                                             September 30, 1999
                                             ------------------
                                              (in thousands)
                                EMB      CBE      OTHER  ELIMINATIONS  TOTAL
                                ---      ---      -----  ------------  -----

Total Assets                 $562,799  $25,355  $141,915  $(132,752) $597,317
                             ========  =======  ========  =========  ========

                                   Six Months Ended September 30, 1998
                                   -----------------------------------
                                              (in thousands)

                                EMB     CBE      OTHER  ELIMINATIONS  TOTAL
                                ---     ---      -----  ------------  -----
Condensed income statement:
  Net interest income after
   Provision for loan loss    $7,209    $255      $203    $     -   $  7,667
  Other income                   990      42     2,487     (2,532)       987
  Other expense                4,540     426       886       (167)     5,685
                              ------    ----   -------    -------   --------
  Income before income
   taxes                       3,659    (129)    1,804     (2,365)     2,969
  Income taxes                 1,091     (43)    (192)          -        856
                              ------    ----   -------    -------   --------
  Net income (loss)           $2,568    $(86)  $ 1,996    $(2,365)  $  2,113
                              ======    ====   =======    =======   ========

                                             September 30, 1998
                                             ------------------
                                              (in thousands)
                                EMB      CBE      OTHER  ELIMINATIONS  TOTAL
                                ---      ---      -----  ------------  -----

Total Assets                 $404,349  $13,781  $ 54,426  $ (47,036) $425,520
                             ========  =======  ========  =========  ========

Note 5 - Additional Information Regarding Investment Securities

The following table sets forth additional detail on EverTrust's investment securities (in thousands):

                            September 30, 1999   March 31, 1999
                            Carrying     Fair   Carrying     Fair
                               Value    Value      Value    Value
                            --------    -----   --------    -----
Available for sale:
  U.S. Government Agency
   obligations               $ 9,995  $ 9,943    $ 3,751  $ 3,749
  Corporate obligations       47,128   46,674     45,875   45,841
  Municipal obligations        5,802    5,716      5,097    5,080
  Equity securities            5,754    5,769      5,978    6,203
  Certificate of deposits      2,680    2,680        175      175
  Mortgage-backed securities  12,555   12,596        514      518
                             -------  -------    -------  -------
  Total available for sale    83,914   83,378     61,390   61,566
                             -------  -------    -------  -------
Held to maturity:
  U.S. Government Agency
   obligations                 2,517    2,594      2,520    2,684
  Corporate obligations        1,476    1,519      1,965    2,048
  Municipal obligations        6,503    6,505      6,773    6,876
  Certificate of deposits        468      468        455      455
  Mortgage-backed securities   1,799    1,876      2,153    2,254
                             -------  -------    -------  -------
  Total held to maturity      12,763   12,962     13,866   14,317
                             -------  -------    -------  -------
  Total investment
   securities                $96,677  $96,340    $75,256  $75,883
                             =======  =======    =======  =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust Financial Group, Inc. (EVRT), a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro) and Mutual Bancshares Capital, Inc. (MB Cap). EMB conducts business through its 11 full service offices located throughout Snohomish County, Washington and a loan office in Bellevue (King County), Washington, which was opened in the current quarter. EMB considers the communities in Snohomish County, Washington as its primary market area for making loans and attracting deposits. EMB also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EMB's principal business is attracting deposits from the general public and using those funds to originate residential mortgage loans as well as multi- family, commercial real estate and construction loans. CBE offers business loans and deposit services to individuals and local businesses through its office located in Everett, Washington. I-Pro is located in Kent, Washington and provides backroom banking services for EMB and CBE. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

Recent Developments. See Note 2 to Consolidated Financial Statements.

Year 2000 Disclosure. EverTrust and its subsidiaries are users of computer, computer software and equipment utilizing embedded microprocessors that will be effected by the year 2000 issue. The year 2000 issue exists because many computer systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing.

The Company's Y2K Task Force has developed and has implemented a comprehensive plan to make all information and non-information technology assets year 2000 compliant. The plan is comprised of the following phases:

     1. Awareness - Educational initiatives on year 2000 issues and concerns. This phase is complete.

     2. Assessment - Develop a plan, identify and evaluate all vital systems of the Company. This phase was completed as of June 30, 1998.

     3. Renovation - Upgrade or replace any critical system that is non-year 2000 compliant. This phase was substantially completed as of December 31, 1998.

     4. Validation - Testing all critical systems and third-party vendors for year 2000 compliance. The validation phase was completed as of June 30, 1999. EverTrust and its subsidiaries have upgraded or replaced all in-house equipment, such as teller station equipment, etc., with year 2000 compliant equipment. A third-party service bureau processes all customer transactions and has completed upgrades to its systems to be year 2000 compliant. EverTrust's subsidiaries, EMB, CBE and I-Pro, are relying on the results of proxy testing by its third-party service bureau for certain date sensitive testing. The proxy testing, which involved use of test client data, tested the results of transactions at various test dates before and after the year 2000 date change and covered all of the applications used by EMB, CBE and I-Pro. This proxy testing was completed as of June 30, 1999.

     5. Implementation - Placement of renovated systems on-line. EverTrust has already implemented all necessary remedial actions and verified the year 2000 compliance of its computer hardware and other equipment containing embedded microprocessors.

EverTrust has developed a Y2K Contingency Master Plan to minimize disruption of service and risk of loss from safety and soundness, profitability and customer confidence concerns for all subsidiaries. The Contingency Master Plan is further defined in two specific types of contingency plans: the Business Resumption Plan and the Remediation Contingency Plan.

The Business Resumption Contingency Plan addresses the actions EverTrust and its subsidiaries would take if core business processes, such as paying and receiving, cannot be carried out in the normal manner through the century date change due to system or vendor failure. The Company's Business Resumption Contingency Plan follows an industry-recognized four phase approach:

     1.  Organization Planning
     2.  Business Impact Analysis
     3.  Contingency Planning
     4.  Validation

Based on its current assessments, and remediation plans, which are based in part on certain representations of third-party service providers, EverTrust does not expect that it will experience a significant disruption of its operation as a result of the change to the new millennium. Although EverTrust has no reason to conclude that a failure will occur, the most reasonably likely worst-case year 2000 scenario would entail a disruption or failure of its power supply or voice and data transmission suppliers, a third-party service provider, or a facility. If such a failure were to occur, EverTrust would implement its contingency plans, which have been completed as of August 31, 1999, including back-up solutions for mission-critical operations and business continuation plans for significant vendors and other business partners. For example, EverTrust has reserve power supplies at three of its branch sites, and will have back-up account data and alternative manual processes for certain business line functions. The Company has also developed a liquidity management plan to address potential increased funding needs that may arise as the millennium approaches.

The first three phases are complete and the validation phase was completed as of September 30, 1999. The Continuity Planning Workgroup of EverTrust, which is comprised of members of the Y2K Task Force and the existing Disaster Recovery Team of EverTrust, has identified the interdependency between all critical systems and core business processes, and has completed a risk assessment of possible failure scenarios. An individual business resumption plan has been drafted for each core business process under every failure scenario rated medium or high risk.

A Remediation Contingency Plan is in place and will be implemented in the event that a critical system will not meet regulatory deadlines for renovation, validation or implementation. Management of EverTrust is confident that the Remediation Contingency Plan will not need to be implemented, as all critical systems have been renovated, validated and implemented within required time frames.

There can be no assurances that EverTrust's year 2000 plan will effectively address the year 2000 issue, that its estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of EverTrust or its third-party vendors and service providers to be year 2000 compliant will not have a material adverse effect on EverTrust's business, financial condition or results of operations. However, management of EverTrust is confident of its ability to complete the transition into the next century with minimal disruption of normal service levels.

Comparison of Financial Condition at September 30, 1999 and March 31, 1999
--------------------------------------------------------------------------

Total assets increased $145.2 million, or 32.1%, from $452.1 million at March 31, 1999 to $597.3 million at September 30, 1999. The majority of the increase was the result of the funds received in the stock offering completed on September 30, 1999. EverTrust received $86 million in cash from the stock offering and is holding additional funds received for stock subscriptions but which are being returned due to the over subscription of the offering.

The investment portfolio (including FHLB stock) increased $20.9 million, or 26.3%, from $79.4 million at March 31, 1999 to $100.3 million at September 30, 1999. The increase was primarily funded by the sale of loans during the period.

Loans receivable increased $30.6 million, or 9.7%, from $315.3 million at March 31, 1999 to $345.9 million at September 30, 1999. The increase was due primarily to growth in the commercial real estate loan portfolio of $18.8 million from $72.6 million at March 31, 1999 to $91.4 million at September 30, 1999. Loans held for sale decreased from $29.6 million at March 31, 1999 to $561,000 at September 30, 1999. The decrease is due to the sale of $29.8 million in loans during the period ($9.0 million were sold in the first quarter and $20.8 million were sold in the second quarter). Increased sale of loans were designed to reduce the Company's exposure to the risk of rising interest rates. The proceeds of the loan sales were used to fund the growth of loans and securities.

At September 30, 1999, EverTrust had $336,000 in loans accounted for on a non-accrual basis ($333,000 in commercial real estate loans and $3,000 in consumer loans) compared to $378,000 at March 31, 1999.

The following table is provided to disclose additional detail on EverTrust's loans (in thousands):

                                                 9/30/99     3/31/99
                                                 -------     -------
Real Estate:
  1-4 family residential                         $71,975    $101,649
  1-4 family construction and land development    42,518      34,928
  Income property:
   Commercial construction                        15,504      12,491
   Commercial real estate                         91,440      72,573
   Multifamily construction                       23,314      14,012
   Multifamily residential                       112,745     115,972
Consumer:
  Residential mortgages                            4,619       4,867
  Home equity and second mortgages                15,442      13,734
  Credit cards                                       806         488
  Automobiles                                        947         787
  Other installment loans                          2,030       1,612
Business loans                                    15,918       8,949
                                                --------    --------
Gross loans                                      397,258     382,062
Less:
  Undisbursed loan proceeds                     (41,730)    (28,183)
  Deferred loan fees and other                   (2,978)     (3,239)
  Reserve for loan losses                        (6,100)     (5,672)
                                                --------    --------
Total                                            346,450     344,968
Loans receivable held for sale                     (561)    (29,641)
                                                --------    --------
Loans receivable, net                           $345,889    $315,327
                                                ========    ========

Other assets increased $3.7 million from $3.3 million at March 31, 1999 to $7.0 million at September 30, 1999. The increase is due primarily to an increase in the deferred tax asset of $2.0 million ($1.8 million is related to the $5.2 million charitable contribution) and a $867,000 deposit for new software related to the computer system conversion plan for next year.

Total deposits of EverTrust increased by $61.7 million, 16.4%, from $375.9 million at March 31, 1999 to $437.6 million at September 30, 1999. The increase is due primarily to the additional funds received in the subscription which are being returned and interest credited to accounts at quarter-end for $8.1 million.

Total equity at September 30, 1999 was $135.8 million compared to $52.3 million at March 31, 1999. This is an increase of $83.5 million. Net proceeds from the sale of stock resulted in additional capital of $88.2 million which is partially offset by a loan to the ESOP of $1.8 million. Losses incurred during the period reduced equity by an additional $2.4 million.

Comparison of Operating Results for the Three Months Ended September 30, 1999
-----------------------------------------------------------------------------
and 1998
--------

General. Net income decreased $4.2 million from $1.1 million for the three months ended September 30, 1998 to a loss of $3.1 million for the three months ended September 30, 1999. The decrease is due primarily to a $5.2 million contribution to The EverTrust Foundation, $594,000 in property and computer equipment upgrades and repairs (some of which relate to the future data processing system conversion), $245,000 in management consulting fees and an increase of $412,000 in personnel costs.

Net Interest Income. Net interest income increased 15.4% from $3.9 million for the three months ended September 30, 1998 to $4.5 million for the three months ended September 30, 1999. The change is due to higher average balances combined with $253,000 in deferred fees recognized on the sale of $20.9 million in loans (see further discussion of loan sales in other income). This was partially offset by an overall decrease in the yield.

Interest income increased $1.0 million from $8.4 million for the three months ended September 30, 1998 to $9.4 million for the same period in 1999. During this same time period, the average balance of interest-earning assets increased from $413.5 million for the three months ended September 30, 1998 to $480.8 million for the three months ended September 30, 1999 resulting in an increase of $1.2 million in income. This increase was partially offset by a decrease in the yield on interest-earning assets from 8.09% for the three months ended September 30, 1998 to 7.83% for the same period in 1999 resulting in a decrease of $230,000 in income. Increased balances were due to increased loan volumes and securities. These increases were funded by loan sales and increased deposit balances.

Interest expense increased $430,000 from $4.5 million for the three months ended September 30, 1998 to $4.9 million for the same period in 1999. The average balance of interest-bearing liabilities increased 19.6% or $70.6 million from $360.3 million at September 30, 1998 to $430.9 million for the three months ended September 30, 1999 resulting in an increase of $747,000 in expense. This increase was partially offset by a decrease in the yield on interest-bearing liabilities from 5.01% for the three months ended September 30, 1998 to 4.59% for the same period in 1999 resulting in a decrease of $317,000 in expense. Higher deposit balances include funds collected in connection with the stock offering resulting in an expense of $163,000.

The following table provides additional comparative data on the Company's net interest income and margin (note-average balances and yields/expense include proceeds from the stock sale and additional funds received due to the over-subscription):

                                                    Quarter Ended
     Average Balance                                September 30
     ---------------                                ------------
     (in thousands)                               1999         1998
                                                  ----         ----
Interest-earning assets:
  Loans receivable, net                       $  367,117   $  326,695
  Investment securities                           80,604       60,818
  Federal Home Loan Bank stock                     4,067        3,741
  Cash and cash equivalent                        28,996       22,267
                                              ----------   ----------
   Total interest-earning assets                 480,784      413,521

Noninterest-earning assets                        16,205        9,516
                                              ----------   ----------

   Total average assets                       $  496,989   $  423,037
                                              ==========   ==========
Interest-bearing liabilities:
  Savings accounts                            $   36,073   $   10,363
  NOW accounts                                    35,480       31,671
  Money market deposit accounts                  142,056      121,134
  Certificate of deposits                        196,040      182,008
                                              ----------   ----------
   Total deposits                                409,649      345,176
  Federal Home Loan Bank advances                 21,296       15,144
                                              ----------   ----------
   Total interest-bearing liabilities            430,945      360,320

Noninterest-bearing liabilities                   12,531       10,452
                                              ----------   ----------
   Total average liabilities                     443,476      370,772

Average equity                                    53,513       52,265
                                              ----------   ----------
   Total average liabilities and equity       $  496,989   $  423,037
                                              ==========   ==========
   Interest Rate Yield/Expense (rates
    are annualized)

Interest Rate Yield:
  Loans receivable, net                             8.50 %       8.69 %
  Investment securities                             5.82         6.04
  Federal Home Loan Bank stock                      7.31         7.56
  Cash and cash equivalent                          4.92         5.11
                                                    ----         ----
   Total interest rate yield on interest-
    earning assets                                  7.83         8.09
                                                    ----         ----
Interest Rate Expense:
  Savings accounts                                  2.84         2.90
  NOW accounts                                      2.61         2.75
  Money market deposit accounts                     4.26         4.49
  Certificate of deposits                           5.39         5.76
                                                    ----         ----
   Total interest rate expense on deposits          4.53         4.96
  Federal Home Loan Bank advances                   5.74         6.36
                                                    ----         ----
   Total interest rate expense on interest-
    bearing liabilities                             4.59         5.01
                                                    ----         ----
Interest rate spread                                3.24 %       3.08 %
                                                   =====        =====
Net interest margin on interest-earning assets      3.71 %       3.72 %
                                                   =====        =====

Provision for Loan Losses. During the three months ended September 30, 1999, the provision for loan losses was $135,000, compared to $105,000 for the same period in 1998, an increase of $30,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period. The allowance for loan losses increased $428,000 from $5.7 million at March 31, 1999 to $6.1 million at September 30, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.76% at September 30, 1999 and 1.77% at March 31, 1999.

The allowance for losses on loans is maintained at a level sufficient to cover losses inherent in the loan portfolio but not yet apparent to management. The risk of loss will vary with the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. EverTrust's management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based on judgment different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond EverTrust's control.

Non-interest income. Non-interest income declined 44.8% from $435,000 for the three months ended September 30, 1998 to $240,000 for the three months ended September 30, 1999. The decline resulted primarily from the $156,000 loss recognized on the sale of $20.9 million in loans during the period. When the Company sells loans, the remaining deferred fees associated with these mortgages are recognized and flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are recognized as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Company (including the recognition of the loan fee income), the non-interest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net impact on the income statement from the loans sale during the quarter was additional income of $97,000 (combines the recognition of deferred loan fees associated with the mortgages sold and the loss recognized from proceeds received).

Non-interest expense. Non-interest expense increased $6.7 million from $2.6 million for the three months ended September 30, 1998 to $9.3 million for the same period in 1999. A $5.2 charitable contribution was made to The EverTrust Foundation during the period. This contribution consisted of 390,000 shares of EverTrust common stock and $1.3 million in cash. The contribution was part of the conversion plan and is discussed in full detail in EverTrust's Prospectus dated August 12, 1999. Salaries and employee benefits increased $412,000 from $1.2 million for the three months ended September 30, 1998 to $1.6 million for the same period in 1999. Compensation expense increased as the result of increased staffing levels and general salary increases as compared to the prior year period. During the quarter, EMB opened a loan production office in Bellevue (King County), Washington and increased the sales staff of its subsidiary, Sound Financial, Inc. which markets non-deposit investment products. Occupancy and equipment expense increased $622,000 from $614,000 for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999. The increase in occupancy and equipment expense is due primarily to repairs and maintenance conducted at the branches and administrative offices resulting in additional costs of $318,000. Also, a company wide computer upgrade program resulted in additional costs of $276,000. It is the Company's policy to expense all computer equipment (with the exception of servers) when purchased. Other non-interest expense increased $463,000 from $629,000 for the three months ended September 30, 1998 to $1.1 million for the same period in 1999. The primary reason for this increase were one-time management consulting costs of $245,000 related to the process of operating as a public company.

Provision for Income Taxes. Federal income taxes decreased from $441,000 for the three months ended September 30, 1998 to a tax benefit of $1.7 million for the three months ended September 30, 1999. The change is due to the reduction in taxable earnings.

Liquidity and Capital Resources
-------------------------------

EverTrust's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances. While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage
prepayments  are greatly   influenced  by  general  interest  rates,
economic   conditions  and competition.

The primary investing activity of EverTrust is the origination of one-to-four family loans and commercial and multifamily loans. A secondary, but increasing activity of the Company is the origination of business loans. During the six months ended September 30, 1999, the Company originated $74.2 million in loans. In addition, during this six month period, funds were used to purchase $35.4 million in investment
securities.   These  activities  were  funded  by  loan repayments,  the sale of $29.8  million of loans during the period and growth in deposits.

EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances. The Company also raised $84.3 million in capital through its initial public offering which was completed on September 30, 1999.

The management of EverTrust believes it has adequate resources to fund all loan commitments by deposits and, if necessary, Federal Home Loan Bank of Seattle advances and the sale of mortgage loans. It can also adjust the offering rates of deposit accounts to retain deposits in changing interest rate environments.

Capital Requirements. EverTrust Financial Group, as a bank holding company, is regulated by the Federal Reserve Board (FRB). The FRB's minimum risk-based capital ration guidelines for Tier 1 and total capital are 4% and 8%, respectively.

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for Capital
                                        Actual          adequacy purposes
                                        ------          -----------------
                                   Amount   Ratio       Amount     Ratio
                                   ------   -----       ------     -----
September 30, 1999:
  Total capital to risk-weighed
   assets                         $141,557  32.54 %    $ 34,804     8.00 %
  Tier 1 capital to risk-weighted
   assets                          136,105  31.28        17,402     4.00
  Tier 1 leverage capital to
   average assets                  136,105  27.61        19,718     4.00


Asset and Liability Management and Market Risk
----------------------------------------------

EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EMB is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at September 30, 1999. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Forward-looking Statements
--------------------------

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from this suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, Year 2000 issues and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2. Changes in Securities

On August 12, 1999, the Company's Registration Statement on Form S-1 (File No. 333-81125) covering up to 8,986,250 shares of common stock at $10.00 per share to be issued in connection with the Company's initial public offering was declared effective. The offering commenced on August 12, 1999 and terminated on September 15, 1999. The offering closed on September 30, 1999 and 8,596,250 shares of Company common stock, no par value, were sold at a price of $10.00 per share. In connection with the conversion, the Company established The EverTrust Foundation, and capitalized the Foundation by contributing $1.3 million in cash and issuing an additional 390,000 shares of its common stock. Charles Webb & Company, a division of Keefe, Bruyette & Woods, Inc. ("Webb") acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis.

Since the effective date of the registration statement, the Company incurred $1.65 million in expenses in connection with the issuance and distribution of the securities registered. A total of $750,000 was paid to or on behalf of Webb and $900,000 represented other expenses of the offering. No such payments were made directly or indirectly to directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

In connection with the offering, the Company received $84.3 million in proceeds after deducting expenses. The Company intends to utilize $42.2 million of the net proceeds as working capital. Initially, the Company invested those funds in short-term liquid assets. The Company loaned $1.8 million of the net proceeds to the Employee Stock Ownership Plan to purchase Company common stock and $42.2 million of the net proceeds were invested in Everett Mutual Bank, the Company's primary subsidiary, and $2.3 million of the net proceeds were invested in Commercial Bank of Everett, the Company's business banking subsidiary. No direct or indirect payments to directors or officers of the Company or their associates, or ten percent owners of the Company, or affiliates of the Company were made by the Company from the net proceeds.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits
  3.1   Articles of Incorporation of EverTrust Financial Group, Inc.*
  3.2   Bylaws of EverTrust Financial Group, Inc.*
  10.1  Everett Mutual Bank 401(k) Savings Plan*
  27    Financial Data Schedule

  No reports on Form 8-K were filed during the quarter ended September 30, 1999.

-----------------
* Incorporated by reference to Registrant's Registration Statement on Form S-1, as amended (File No. 333-81125).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EverTrust Financial Group, Inc.


October __, 1999                 /s/Michael B. Hansen
                                 -------------------------------------------
                                 Michael B. Hansen
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


October __, 1999                 /s/Jeffrey R. Mitchell
                                 -------------------------------------------
                                 Jeffrey R. Mitchell
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)