Form 10-Q
period 1999-12-31
EVERTRUST FINANCIAL GROUP INC
filed 2000-02-10
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended...................December 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

                        Commission File Number 0-26993

                        EVERTRUST FINANCIAL GROUP, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Washington                                      91-1613658
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

             2707 Colby Ave. Suite 600, Everett, Washington 98201
             ----------------------------------------------------
             (Address of principal executive offices and Zip code)

                                 (425) 258-3645
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                        NA
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)     Yes    X       No
                  -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                         As of December 31, 1999
      ---------------                         -----------------------
      Common stock, no par value                     8,986,250

                         EVERTRUST FINANCIAL GROUP, INC.
                               Table of Contents

                                                                        Page
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1999 and March 31, 1999....................   1

         Consolidated Statements of Operations for the
         three and nine months ended December 31, 1999 and 1998........   2

         Consolidated Statements of Comprehensive Income for the
         nine months ended December 31, 1999 and 1998..................   3

         Consolidated Statements of Changes in Equity for the
         nine months ended December 31, 1999 and 1998..................   3

         Consolidated Statements of Cash Flows for the nine months
         ended December 31, 1999 and 1998..............................   4

         Notes to Consolidated Financial Statements....................   5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.......................................................   7

         Year 2000 Disclosure .........................................   8

         Comparison of Financial Condition at December 31 and
         March 31, 1999................................................   8

         Comparison of Operating Results for the three months
         ended December 31, 1999 and 1998..............................  10

         Liquidity and Capital Resources...............................  13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

         Asset and Liability Management and Market Risk................  14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings....................................  15

         Item 2.  Changes in Securities................................  15

         Item 3.  Defaults upon Senior Securities .....................  15

         Item 4.  Submission of Matters to Vote of Stockholders........  15

         Item 5.  Other Information....................................  15

         Item 6.  Exhibits and Reports on Form 8-K.....................  16

SIGNATURES ........................................................   17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       EverTrust Financial Group, Inc.
                Consolidated Statement of Financial Condition
                    December 31, 1999 and March 31, 1999
          (Dollar amounts in thousands, except per share amounts)

                                              December 31,        March 31,
                                                 1999               1999
                                                 ----               ----
                                              (Unaudited)
ASSETS

Cash and cash equivalents, including interest
  bearing deposits of $7,577 and $4,583         $ 16,671          $ 13,230
Securities available for sale, amortized cost
  of $103,993 and $61,390                        102,755            61,566
Securities held to maturity, fair value of
  $12,437 and $14,317                             12,289            13,866
Federal Home Loan Bank                             4,216             3,994
Loan receivable, net                             389,223           315,327
Loans held for sale                                   --            29,641
Accrued interest receivable                        3,730             3,177
Premises and equipment                             8,267             7,953
Prepaid expenses and other assets                  7,011             3,335
                                                --------          --------
Total Assets                                    $544,162          $452,089
                                                ========          ========
LIABILITIES AND EQUITY

Liabilities:
  Deposit accounts                              $380,717          $375,896
  Federal Home Loan Bank advances                 22,909            18,949
  Accounts payable and other liabilities           3,509            $4,981
                                               ---------         ---------
  Total Liabilities                              407,135           399,826
                                               ---------         ---------
Equity:
  Common stock - no par value, 49,000,000
    shares authorized, 8,986,250 shares and
    0 shares outstanding at December 31,
    1999 and March 31, 1999, respectively         88,145                --
  Equity contra: Loan to Employee Stock
    Ownership Plan (ESOP)                         (1,584)               --
  Retained earnings                               51,282            52,147
  Accumulated other comprehensive income            (816)              116
                                               ---------         ---------
  Total Equity                                   137,027            52,263
                                               ---------         ---------
Total Liabilities and Equity                   $ 544,162         $ 452,089
                                               =========         =========
Book value per common share (1)                  $ 15.25               n/a
                                               =========         =========
Common shares outstanding at end of period(1)  8,986,250                --
                                               =========         =========
(1) The Company converted from a mutual to public company on September 30, 1999.

                        EverTrust Financial Group, Inc.
                     Consolidated Statement of Operations
            For the Three Months Ended December 31, 1999 and 1998
             and the Nine Months Ended December 31, 1999 and 1998
           (Dollar amounts in thousands, except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                          1999     1998       1999     1998
                                          ----     ----       ----     ----
                                           (Unaudited)         (Unaudited)
INTEREST INCOME:
   Loans receivable                      $7,695   $7,183    $22,990   $21,530
   Investment securities:
     Taxable interest income              2,032    1,083      4,465     3,207
     Tax-exempt interest income             101       95        305       274
     Dividend income                        142      135        405       323
                                         ------   ------      ------   ------
      Total investment security income    2,275    1,313      5,175     3,804
                                         ------   ------      ------   ------
      Total interest income               9,970    8,496     28,165    25,334
INTEREST EXPENSE:
   Deposit accounts                       4,331    4,235     13,295    12,711
   Federal Home Loan Bank advances          292      243        890       729
   Other borrowed funds                      --       --          1        --
                                         ------   ------      ------   ------
      Total interest expense              4,623    4,478     14,186    13,440
                                         ------   ------      ------   ------
      Net interest income                 5,347    4,018     13,979    11,894
PROVISION FOR LOAN LOSSES                   243      120        653       330
                                         ------   ------      ------   ------
      Net interest income after provision
        for loan losses                   5,104    3,898     13,326    11,564
OTHER INCOME:
   Loan service fees                        161      196        483       631
   Gain (loss) on sale of securities         48       84        218       210
   Other, net                               263      191        119       618
                                         ------   ------      ------   ------
      Total other income                    472      471        820     1,459
                                         ------   ------      ------   ------
OTHER EXPENSES:
   Salaries and employee benefits         1,507    1,347      4,761     3,862
   Occupancy and equipment                  721      595      2,605     1,902
   Information processing costs             175      197        513       579
   Other, net                               951      647      7,946     2,128
                                         ------   ------      ------   ------
      Total other expenses                3,354    2,786     15,825     8,471
                                         ------   ------      ------   ------
      Earnings before federal
        income taxes                      2,222    1,583     (1,679)    4,552
FEDERAL INCOME TAXES                        673      462       (814)    1,318
                                         ------   ------      ------   ------
NET INCOME                               $1,549   $1,121      $(865)   $3,234
                                         ======   ======      ======   ======
Net income per common share -
   basic(1)                               $0.18      n/a          nm      n/a
Net income per common share -
   diluted(1)                             $0.18      n/a          nm      n/a

Weighted average shares outstanding-
   basic(1)                           8,812,749       --   2,980,942       --

Weighted average shares outstanding-
   diluted(1)                         8,812,749       --   2,980,942       --

(1) The Company converted from a mutual to public company on September 30, 1999.

                    EverTrust Financial Group, Inc.
             Consolidated Statement of Comprehensive Income
          For the Nine Months Ended December 31, 1999 and 1998
                       (in thousands, Unaudited)

                                                          1999       1998
                                                          ----       ----

Net Income (Loss)                                      $ (865)     $ 3,234
Other Comprehensive Income, net of income taxes:
   Gross unrealized gain (loss) on securities:
     Unrealized holding gain (loss) during the period,
       Net of deferred income tax expense (benefit) of
      $(406) and $65                                     (788)         126
     Less adjustment of gains included in net income
       (loss), net of income tax of $(74) and $(67)      (144)        (130)
                                                      --------     --------
     Other comprehensive income (loss)                   (932)          (4)
                                                      --------     --------
Comprehensive Income                                  $(1,797)     $ 3,230
                                                      ========     ========




                                            EverTrust Financial Group, Inc.
                                     Consolidated Statement of Change in Equity
                                For the Nine Months Ended December 31, 1999 and 1998
                                       (Dollar amounts in thousands, Unaudited)

                                      Common Stock (1)                               Accum Other
                                     Number of            Debt Related   Retained   Comprehensive
                                     Shares      Amount     to ESOP      Earnings      Income       Total
                                     ------      ------     -------      --------      ------       -----

Balance at March 31, 1998               n/a    $           $            $ 50,736       $   360     $51,096
Net income                                                                 3,234                     3,234
Other comprehensive income, net of
   $2 unrealized losses on AFS
   securities                                                                               (4)         (4)
                                  ---------    --------    -------      --------       -------    --------
Balance at December 31, 1998            n/a    $           $            $ 53,970       $   356     $54,326
                                  =========    ========    =======      ========       =======    ========

Balance at March 31, 1999                      $           $            $ 52,147       $   116     $52,263
Common stock issued               8,986,250      88,213                                             88,213
Loan to ESOP                                                (1,980)                                 (1,980)
Repayment of ESOP debt                                         396                                     396
ESOP Shares committed to
   be released                                      (68)                                               (68)
Net income                                                                  (865)                     (865)
Other comprehensive income,
   net of$480 unrealized losses
   on AFS securities                                                                      (932)       (932)
                                  ---------    --------    -------      --------       -------    --------
Balance at December 31, 1999      8,986,250    $ 88,145    $(1,584)     $ 51,282       $  (816)   $137,027
                                  =========    ========    =======      ========       =======    ========

(1) Stock offering completed on September 30, 1999.


                        EverTrust Financial Group, Inc.
                    Consolidated Statement of Cash Flows
           For the Nine Months Ended December 31, 1999 and 1998
                           (in thousands, Unaudited)

                                                           1999         1998
                                                           ----         ----
Operating Activities:
  Net income                                             $ (865)     $ 3,234
  Adjustment to reconcile earnings to net cash
   provided by operating activities:
     Depreciation and amortization of premises
       and equipment                                        696          769
     Stock dividends and accretion of investment
       security discounts                                  (351)        (358)
     Loss(gain) on sale of premises and equipment,
       securities available for sale and
       real estate owned                                   (234)        (217)
     Amortization of investment security premiums           219          157
     Book loss on limited partnerships                      101           93
     Provision for losses on loans and real estate
       owned and mark to market loss on saleable loans      653          330
     Amortization of deferred loan fees and costs        (1,157)        (876)
     Loan fees deferred                                   1,205          809
     Proceeds from the sale of loans                     31,559        3,958
     Loans originated for sale                           (6,917)     (20,526)
     Stock contributed to charitable foundation           3,900           --
     Cash provided (used) by changes in operating
      assets and liabilities:
       Accrued interest receivable                         (553)        (234)
       Prepaid expenses and other assets                 (1,962)         (74)
       Accounts payable and other liabilities            (1,472)        (292)
       Deferred taxes                                    (1,333)        (246)
                                                       --------     --------
  Net cash provided (used) by operating activities       23,489      (13,473)
                                                       --------     --------
Investing Activities:
  Proceeds from maturities of securities available
    for sale                                             28,490       15,386
  Proceeds from maturities of securities held to
    maturity                                              1,614        5,645
  Proceeds from sale of securities available for sale     4,522        1,014
  Purchase of securities available for sale             (75,524)     (39,441)
  Purchase of securities held to maturity                    --           --
  Purchase of Federal Home Loan Bank stock                   --          (31)
  Loan principal repayments                              69,834       87,518
  Loans originated or acquired                         (139,432)     (82,774)
  Proceeds from sales of reacquired assets and
    real estate owned                                        --          123
  Investment in real estate owned                            --         (119)
  Net additions to premises and equipment                  (994)        (628)
                                                       --------     --------
  Net cash used by investing activities                (111,490)     (13,307)
                                                       --------     --------
Financing Activities:
  Net increase in deposit accounts                        4,821       14,345
  Proceeds from Federal Home Loan Bank advances          17,400        5,000
  Repayment of Federal Home Loan Bank advances          (13,440)        (540)
  Proceeds from other borrowings                          1,000           --
  Repayment of other borrowings                          (1,000)          --
  Proceeds from the sale of common stock                 84,245           --
  Loan to ESOP                                           (1,584)          --
                                                       --------     --------
  Net cash provided by financing activities              91,442       18,805
                                                       --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents      3,441       (7,975)
  Cash and Cash Equivalent:
   Beginning of the year                                 13,230       19,136
                                                       --------     --------
   End of quarter                                      $ 16,671     $ 11,161
                                                       ========     ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest on deposits                               $ 13,263     $ 12,694
    Federal income taxes                                    520        1,678
    Interest on borrowings                                  904          734
Supplemental Disclosure of Noncash Investing and
 Financing Activities:
    Real estate acquired through foreclosure           $     --     $    117
    Company financing of sales of real estate owned          --           --

                     EverTrust Financial Group, Inc.
               Notes to Consolidated Financial Statements
             Three and Nine Months Ended December 31, 1999
                              (Unaudited)

Note 1 - Basis of Presentation
------------------------------
The unaudited consolidated financial statements of EverTrust and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 1999 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust's prospectus dated August 12, 1999.

Note 2 - Conversion to stock form
---------------------------------
EverTrust's conversion from a Washington-chartered mutual holding company to a Washington-chartered capital stock holding company was approved at a special meeting of members held on September 28, 1999. On September 30, 1999, the initial public offering of the Company's stock was completed with the sale of 8,596,250 shares. The stock began trading on the Nasdaq Stock Market under the trading symbol of EVRT on October 4, 1999. In connection with the conversion, and as discussed in the Company's prospectus dated August 12, 1999, EverTrust established a charitable foundation, The EverTrust Foundation, and contributed 390,000 shares of its common stock and $1.3 million in cash to the charitable foundation on September 30, 1999.

Note 3 - Earnings per share
---------------------------
EverTrust's basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. EverTrust's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. For the quarter ended December 31, 1999, the weighted-average shares outstanding was 8,812,749 for both basic and diluted. For the nine months ended December 31, 1999, the calculation is not meaningful.

Note 4 - Lines of Business
--------------------------
EverTrust manages the following legal entities EMB, CBE, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                       Nine Months Ended December 31, 1999
                                       -----------------------------------
                                                  (in thousands)

                                    EMB   CBE    Other  Eliminations  Totals
                                    ---   ---    -----  ------------  ------

Condensed income statement:
  Net interest income after
    provision for loan loss     $12,013   $664     $649    $     -    $13,326
  Other income                      792    117    3,547     (3,636)       820
  Other expense                   7,739    740    7,631*      (285)    15,825
                                -------   ----  -------    -------    -------
  Income before income taxes      5,066     41   (3,435)    (3,351)    (1,679)
  Income taxes                    1,480     15   (2,309)         -       (814)
                                -------   ----  -------    -------    -------
  Net income (loss)             $ 3,586   $ 26  $(1,126)   $(3,351)   $  (865)
                                =======   ====  =======    =======    =======

* - Includes charitable contribution expense of $5.2 million ($3.9 million in stock and $1.3 million in cash) to form The EverTrust Foundation.

                                                December 31, 1999
                                                -----------------
                                                  (in thousands)

                                    EMB   CBE    Other  Eliminations  Totals
                                    ---   ---    -----  ------------  ------


Total Assets                   $508,320  $24,486  $142,447 $(131,091) $544,162
                               ========= =======  ======== =========  ========

                                       Nine Months Ended December 31, 1998
                                       -----------------------------------
                                                  (in thousands)

                                    EMB   CBE    Other  Eliminations  Totals
                                    ---   ---    -----  ------------  ------

Condensed income statement:
  Net interest income after
    provision for loan loss     $10,853   $397     $314    $     -    $11,564
  Other income                    1,463     61    3,765     (3,830)     1,459
  Other expense                   6,735    646    1,337       (247)     8,471
                                -------  -----   ------    -------    -------
  Income before income taxes      5,581   (188)   2,742     (3,583)     4,552
  Income taxes                    1,666    (63)    (285)         -      1,318
                                -------  -----   ------    -------    -------
  Net income (loss)             $ 3,915  $(125)  $3,027    $(3,583)   $ 3,234
                                =======  =====   ======    =======    =======

                                                 December 31, 1998
                                                 -----------------
                                                  (in thousands)

                                    EMB   CBE    Other  Eliminations  Totals
                                    ---   ---    -----  ------------  ------

Total Assets                   $420,302 $14,590  $58,975  $(50,819)  $443,048
                               ======== =======  =======  ========   ========

Note 5 - Additional Information Regarding Investment Securities
---------------------------------------------------------------
The following table sets forth additional detail on EverTrust's investment securities (in thousands):

                                       December 31, 1999    March 31, 1999
                                        Carrying    Fair    Carrying    Fair
                                         Value     Value      Value    Value
                                         -----     -----      -----    -----
Available for sale:
  U.S. Government Agency obligations   $  9,849   $  9,777   $3,751    $3,749
  Corporate obligations                  45,008     44,284   45,875    45,841
  Municipal obligations                   5,696      5,609    5,097     5,080
  Equity securities                       5,409      5,154    5,978     6,203
  Certificate of deposits                12,682     12,682      175       175
  Mortgage-backed securities             25,349     25,249      514       518
                                       --------   --------  -------   -------
  Total available for sale              103,993    102,755   61,390    61,566
                                       --------   --------  -------   -------
Held to maturity:
  U.S. Government Agency obligations      2,516      2,572    2,520     2,684
  Corporate obligations                   1,481      1,506    1,965     2,048
  Municipal obligations                   6,126      6,149    6,773     6,876
  Certificate of deposits                   475        475      455       455
  Mortgage-backed securities              1,691      1,735    2,153     2,254
                                       --------   --------  -------   -------
  Total held to maturity                 12,289     12,437   13,866    14,317
                                       --------   --------  -------   -------
  Total investment securities          $116,282   $115,192  $75,256   $75,883
                                       ========   ========  =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EMB, CBE, I-Pro and MB Cap. EMB conducts business through its 11 full service offices located throughout Snohomish County, Washington and a loan office in Bellevue (King County). EMB considers the communities in Snohomish County, Washington as its primary market area for making loans and attracting deposits. EMB also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EMB's principal business is attracting deposits from the general public and using those funds to originate residential mortgage loans as well as multi-family, commercial real estate and construction loans. CBE offers business loans and deposit services to individuals and local businesses through its office located in Everett, Washington. I-Pro is located in Kent, Washington and provides backroom banking services for EMB and CBE. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

Year 2000 Disclosure. EverTrust and its subsidiaries experienced no known material year 2000 issues as a result of the century date change. All computers, computer software and equipment utilizing embedded microprocessors functioned as expected. Ongoing monitoring efforts will continue to ensure that all systems operate properly as other year 2000 milestone dates are reached. While there can be no assurance that all year 2000 issues have been addressed and corrected, EverTrust's management is confident that systems will continue to operate normally with minimal disruption of normal service levels.

Comparison of Financial Condition at December 31, 1999 and March 31, 1999
-------------------------------------------------------------------------
Total assets increased $92.1 million, or 20.4%, from $452.1 million at March 31, 1999 to $544.2 million at December 31, 1999. The majority of the increase was the result of the funds received in the stock offering completed on September 30, 1999. EverTrust received $86 million in cash from the stock offering.

The investment portfolio (including FHLB stock) increased $39.9 million, or 50.3%, from $79.4 million at March 31, 1999 to $119.3 million at December 31, 1999. The increase was primarily funded by proceeds received from the stock offering and to a lesser extent the sale of one to four family mortgage loans.

Loans receivable increased $73.9 million, or 23.4%, from $315.3 million at March 31, 1999 to $389.2 million at December 31, 1999. The increase was due primarily to growth in the commercial real estate loan portfolio of $39.6 million from $72.6 million at March 31, 1999 to $112.2 million at December 31, 1999, the multifamily loan portfolio of $12.8 million from $116.0 million at March 31, 1999 to $128.8 million at December 31, 1999 and the multifamily construction loans portfolio of $10.4 million from $7.5 million (net of $6.5 million in undisbursed funds) at March 31, 1999 to $17.9 million (net of $18.2 million in undisbursed funds) at December 31, 1999. Loans held for sale decreased from $29.6 million at March 31, 1999 to $0 at December 31, 1999.
The decrease is due to the sale of $31.6 million in loans during the period ($9.0 million were sold in the first quarter, $20.8 million were sold in the second quarter and $1.8 million were sold in the third quarter). Increased sale of loans were designed to reduce the Company's exposure to the risk of rising interest rates. The proceeds of the loan sales were primarily used to fund the growth of loans and securities.

The following table is provided to disclose additional detail on EverTrust's loans (in thousands):

                                                 December 31,   March 31,
                                                    1999          1999
                                                    ----          ----
Real Estate:
   1-4 family residential                          $68,522      $101,649
   1-4 family construction and land development     43,353        34,928
   Income property:
     Commercial construction                        15,663        12,491
     Commercial real estate                        112,166        72,573
     Multifamily construction                       36,143        14,012
     Multifamily residential                       128,752       115,972
  Consumer:
   Residential mortgages                             4,473         4,867
   Home equity and second mortgages                 16,411        13,734
   Credit cards                                      1,078           488
   Automobiles                                         953           787
   Other installment loans                           3,718         1,612
  Business loans                                    16,149         8,949
                                                  --------      --------
  Gross loans                                      447,381       382,062
  Less:
   Undisbursed loan proceeds                       (48,532)      (28,183)
   Deferred loan fees and other                     (3,287)       (3,239)
   Reserve for loan losses                          (6,339)       (5,672)
                                                  --------      --------
  Total                                            389,223       344,968
  Loans receivable held for sale                         -       (29,641)
                                                  --------      --------
  Loans receivable, net                           $389,223      $315,327
                                                  ========      ========

At December 31, 1999, EverTrust had $241,000 in loans accounted for on a non-accrual basis ($234,000 in one to four family mortgage loans and $7,000 in consumer loans) compared to $378,000 at March 31, 1999. The following table provides a roll-forward of EverTrust's allowance for loan loss for the nine months ended December 31, 1999 and 1998 (in thousands):

                                                     1999          1998
                                                     ----          ----

Allowance at beginning of period                    $5,672        $4,897
Provision for loan losses                              653           330
Charge-offs                                              4             -
Recoveries                                              18             -
                                                    ------        ------
Balance at end of period                            $6,339        $5,227
                                                    ======        ======

Other assets increased $3.7 million from $3.3 million at March 31, 1999 to $7.0 million at December 31, 1999. The increase is due primarily to an increase in the deferred tax asset of $2.2 million ($1.8 million is related to the $5.2 million charitable contribution) and a $867,000 deposit for new software related to the computer system conversion planned for next year.

Total deposits of EverTrust increased by $4.8 million, or 1.3%, from $375.9 million at March 31, 1999 to $380.7 million at December 31, 1999. The stock offering slowed overall deposit growth as funds held in deposit accounts were used to buy stock in the Company's initial stock offering. The increase in deposits that has occurred is due primarily to interest credited to accounts.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                    At December 31, 1999    At March 31, 1999
                                              Percent of            Percent of
                                     Amount     Total      Amount     Total

Non-interest bearing accounts      $  7,801      2.0 %   $  7,782      2.1 %
Savings accounts                     10,768      2.8       11,798      3.1
Demand deposit accounts              35,390      9.3       33,655      9.0
Money market deposit accounts       133,378     35.0      133,748     35.5
Fixed rate certificates
  which mature:
    Within 1 year                   128,751     33.9      125,923     33.5
    After 1 year, but within
      2 years                        26,576      7.0       28,186      7.5
    After 2 years, but within
      5 years                        35,572      9.3       32,241      8.6
    Certificates maturing
      thereafter                      2,481      0.7        2,563      0.7
                                   --------    -----     --------    -----
Total                              $380,717    100.0 %   $375,896    100.0 %
                                   ========    =====     ========    =====

Total equity at December 31, 1999 was $137.0 million compared to $52.3 million at March 31, 1999. This is an increase of $84.7 million. Net proceeds from the sale of stock resulted in additional capital of $88.1 million which is partially offset by a loan to the ESOP of $1.6 million. Losses incurred during the period reduced equity by an additional $865,000.

Comparison of Operating Results for the Three Months Ended December 31, 1999
----------------------------------------------------------------------------
and 1998
--------

General. Net income increased $428,000 from $1.1 million for the three months ended December 31, 1998 to $1.5 million for the three months ended December 31, 1999. The increase is due primarily to higher net interest income of $1.3 million partially offset by increased operating expenses of $568,000.

Net Interest Income. Net interest income increased 32.5% from $4.0 million for the three months ended December 31, 1998 to $5.3 million for the three months ended December 31, 1999. The change is due primarily to higher average balances partially offset by a lower overall yield.

Interest income increased $1.5 million from $8.5 million for the three months ended December 31, 1998 to $10.0 million for the same period in 1999. During this same time period, the average balance of interest-earning assets increased from $423.5 million for the three months ended December 31, 1998 to $527.0 million for the three months ended December 31, 1999 resulting in an increase of $1.8 million in income. This increase was partially offset by a decrease in the yield on interest-earning assets from 8.03% for the three months ended December 31, 1998 to 7.57% for the same period in 1999 resulting in a decrease of $300,000 in income. Increased balances were due to increased loan volumes, security purchases and balances held in short-term funds. These increases were funded by the proceeds received from the public offering and loan sales. The decrease in yields is the result of a change in the composition of the interest-earning assets (investment securities and cash and cash equivalents comprised 28.7% of total interest-earning assets for the quarter ended December 31, 1999 as compared to 19.7% for the same period in 1998) and the overall lower yield earned on mortgage loans as many of these loans were originated or refinanced in the prior year at lower rates and this is now reflected in the current quarter's earnings.

Interest expense increased $145,000 from $4.5 million for the three months ended December 31, 1998 to $4.6 million for the same period in 1999. The average balance of interest-bearing liabilities increased 5.8% or $21.4 million from $368.6 million at December 31, 1998 to $390.0 million for the three months ended December 31, 1999 resulting in an increase of $272,000 in expense. This increase was partially offset by a decrease in the yield on interest-bearing liabilities from 4.86% for the three months ended December 31, 1998 to 4.74% for the same period in 1999 resulting in a decrease of $125,000 in expense.

The following table provides additional comparative data on the Company's net interest income and margin:

                                                     Quarter Ended
          Average Balance                             December 31
          ---------------                             -----------
           (in thousands)                          1999           1998
                                                   ----           ----
  Interest-earning assets:
   Loans receivable, net                         $ 371,436     $ 336,238
   Investment securities                           115,686        74,231
   Federal Home Loan Bank stock                      4,141         3,834
   Cash and cash equivalent                         35,774         9,173
                                                 ---------      --------
     Total interest-earning assets                 527,037       423,476

  Noninterest-earning assets                        16,075         9,490
                                                 ---------      --------
     Total average assets                        $ 543,112     $ 432,966
                                                 =========     =========
  Interest-bearing liabilities:
   Savings accounts                             $   10,995       $12,439
   NOW accounts                                     35,000        32,609
   Money market deposit accounts                   133,740       124,842
   Certificate of deposits                         191,500       183,504
                                                 ---------      --------
     Total deposits                                371,235       353,394
   Federal Home Loan Bank advances                  18,796        15,186
                                                 ---------      --------
     Total interest-bearing liabilities            390,031       368,580

  Noninterest-bearing liabilities                   16,610        11,106
                                                 ---------      --------
     Total average liabilities                     406,641       379,686

  Average equity                                   136,471        53,280
                                                 ---------      --------
     Total average liabilities and equity        $ 543,112      $432,966
                                                 =========      ========

Interest Rate Yields/Expense (rates are annualized)
                                                      Quarter Ended
                                                        December 31,
                                                      1999      1998
  Interest Rate Yield:
   Loans receivable, net                              8.29 %    8.55 %
   Investment securities                              6.01      5.92
   Federal Home Loan Bank stock                       7.31      7.81
   Cash and cash equivalent                           5.16      6.11
                                                     -----     -----
     Total interest rate yield on
       interest-earning assets                        7.57      8.03
                                                     -----     -----
  Interest Rate Expense:
   Savings accounts                                   2.90      2.61
   NOW accounts                                       2.62      2.55
   Money market deposit accounts                      4.26      4.28
   Certificate of deposits                            5.43      5.69
                                                     -----     -----
     Total interest rate expense on deposits          4.67      4.79
   Federal Home Loan Bank advances                    6.22      6.34
                                                     -----     -----
     Total interest rate expense on interest-
        bearing liabilities                           4.74      4.86
                                                     -----     -----
  Interest rate spread                                2.83 %    3.17 %
                                                     =====     =====
  Net interest margin on interest-earning assets      4.06 %    3.80 %
                                                     =====     =====

Provision for Loan Losses. During the three months ended December 31, 1999, the provision for loan losses was $243,000, compared to $120,000 for the same period in 1998, an increase of $123,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period.
The allowance for loan losses increased $667,000 from $5.7 million at March 31, 1999 to $6.3 million at December 31, 1999. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.60% at December 31, 1999 and 1.77% at March 31, 1999.

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

Non-interest Income. Non-interest income remained relatively unchanged as it increased $1,000 from $471,000 for the three months ended December 31, 1998 to $472,000 for the same period in 1999.

Non-interest Expense. Non-interest expense increased $568,000 from $2.8 million for the three months ended December 31, 1998 to $3.4 million for the same period in 1999. Salary and employee benefits increased $160,000 from $1.3 million for the three months ended December 31, 1998 to $1.5 million for the three months ended December 31, 1999. Compensation expense increased as the result of increased staffing levels and general salary increases as compared to the prior year. Increased staffing levels reflect the Company's continued process of building the infrastructure for future growth. Also during this period, as part of EverTrust's conversion from mutual to stock form the Company terminated its defined pension plan, which resulted in the reversal of accrued benefit costs of $547,000. This was partially offset by compensation expense of $329,000 related to the new ESOP. The ESOP expense will be ongoing for the next four years and result in additional compensation expense (dependent on the average price of common stock throughout each period) each quarter. Occupancy and equipment expense increased $126,000 from $595,000 for the three months ended December 31, 1998 to $721,000 for the same period in 1999. The increase in occupancy and equipment expense is due primarily to the continued cost of the company wide computer upgrade in the amount of $71,000 and the cost of leasing additional facilities for EMB's Eastside loan office, MB Cap's office space and the new data center space. Other expenses increased $304,000 from $647,000 for the three months ended December 31, 1998 to $951,000 for the three months ended December 31, 1999. Increased cost of $91,000 for marketing and $115,000 for professional services are the major items resulting in the change. The marketing costs are for current and ongoing marketing campaigns. The increase in professional services are the result of the change from a private to public company and consulting costs for the Company's upcoming computer conversion which is anticipated to be completed during the third quarter of next year.

Provision for Income Taxes. Federal income taxes increased from $462,000 for the three months ended December 31, 1998 to $673,000 for the three months ended December 31, 1999. The change is due to increased taxable earnings.

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

The primary investing activity of EverTrust is the origination of one-to-four family loans and commercial and multifamily loans. A secondary, but increasing activity of the Company is the origination of business loans. During the nine months ended December 31, 1999, the Company originated $139.4 million in loans. In addition, during this nine month period, funds were used to purchase $75.5 million in investment securities. These activities were funded by loan repayments, the sale of $31.6 million of loans during the period and the proceeds from the public offering.

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

Capital Requirements. EverTrust, as a bank holding company, is regulated by the Federal Reserve Board (FRB). The FRB's minimum risk-based capital ration guidelines for Tier 1 and total capital are 4% and 8%, respectively.

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):
                                                          Minimum for Capital
                                            Actual         adequacy purposes
                                            ------         -----------------
                                          Amount   Ratio     Amount   Ratio
                                          ------   -----     ------   -----
December 31, 1999:
 Total capital to risk-weighed assets   $143,146   31.15 %  $36,828    8.00 %
 Tier 1 capital to risk-weighted assets  137,654   29.90     18,414    4.00
 Tier 1 leverage capital to average
   assets                                137,654   25.38     21,694    4.00

Asset and Liability Management and Market Risk
----------------------------------------------
EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EMB is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at December 31, 1999. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

Part II   Other Information

Item 1.  Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   Exhibits
   3.1  Articles of Incorporation of EverTrust Financial Group, Inc.*
   3.2  Bylaws of EverTrust Financial Group, Inc.*
   10.1 Everett Mutual Bank 401(k) Savings Plan*
   27   Financial Data Schedule
   --------------------------
   * Incorporated by reference to Registrant's Registration Statement on Form S-1, as amended (File No. 333-81125).

   No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                              Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EverTrust Financial Group, Inc.

February 10, 2000                /s/Michael B. Hansen
                                 --------------------------------------------
                                 Michael B. Hansen
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


February 10, 2000                /s/Jeffrey R. Mitchell
                                 --------------------------------------------
                                 Jeffrey R. Mitchell
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)