Form 10-K405
period 2000-03-31
EVERTRUST FINANCIAL GROUP INC
filed 2000-06-16
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended March 31, 2000                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-26993

                       EVERTRUST FINANCIAL GROUP, INC.
------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Washington                                             91-1613658
----------------------------------------------               ---------------
(State or other jurisdiction of incorporation                I.R.S. Employer
or organization)                                               I.D. Number)

2707 Colby Avenue, Suite 600, Everett, Washington                 98201
-------------------------------------------------            ---------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:          (425) 258-3645
                                                             ---------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                             ---------------

Securities registered pursuant
to Section 12(g) of the Act:             Common Stock, no par value per share
                                         ------------------------------------
                                                    (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  YES   X      NO
                    ---        ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                              ---

     As of June 1, 2000, there were issued and outstanding 8,103,637 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "EVRT." Based on the average of the high/low price for the Common Stock on June 1, 2000, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $80,388,079 (8,103,637 shares at $9.92 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Registrant's Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III).

                      EVERTRUST FINANCIAL GROUP, INC.
                      2000 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I...............................................................     1
  Item 1. Business...................................................     1
    General..........................................................     1
    Market Area......................................................     1
    Lending Activities...............................................     1
    Investment Activities............................................    18
    Deposit Activities and Other Sources of Funds....................    21
    Subsidiary Activities............................................    26
    Regulation.......................................................    30
    Taxation.........................................................    38
    Competition......................................................    40
    Personnel........................................................    40
  Item 2. Properties.................................................    40
  Item 3. Legal Proceedings..........................................    43
  Item 4. Submission of Matters to a Vote of Security Holders........    43
PART II..............................................................    43
  Item 5. Market for the Registrant's Common Equity and
    Related Stockholder Matters......................................    43
  Item 6. Selected Financial Data....................................    44
  Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations..............................    46
     General.........................................................    46
     Forward-Looking Statements......................................    46
     Operating Strategy..............................................    46
     Comparison of Financial Condition at March 31, 2000 and 1999....    47
     Comparison of Operating Results for Years Ended March 31,
       2000 and 1999.................................................    48
     Comparison of Operating Results for Years Ended March 31,
       1999 and 1998.................................................    51
     Average Balances, Interest and Average Yields/Cost..............    53
     Rate/Volume Analysis............................................    54
     Yields Earned and Rates Paid....................................    55
     Asset and Liability Management and Market Risk..................    55
     Liquidity and Capital Resources.................................    58
     Impact of Accounting Pronouncements and Regulatory Policies.....    59
     Effect of Inflation and Changing Prices.........................    59
  Item 7A. Quantitative and Qualitative Disclosures About
    Market Risk......................................................    60
  Item 8. Financial Statements and Supplementary Data................    60
  Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure..............................    96
PART III.............................................................    96
  Item 10. Directors and Executive Officers of the Registrant........    96
  Item 11. Executive Compensation....................................    97
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management...................................................    97
  Item 13. Certain Relationships and Related Transactions............    98
PART IV..............................................................    98
  Item 14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K..............................................    98

                              PART I

Item 1.  Business
-----------------
General

     EverTrust Financial Group, Inc. ("EverTrust" or the "Company"), a Washington state corporation, is the successor to Mutual Bancshares, a mutual holding company, which converted to stock form on September 30, 1999 ("Conversion"). The Company replaced Mutual Bancshares as the holding company for Everett Mutual Bank ("Everett Mutual" or the "Bank"), a Washington chartered stock savings bank; Commercial Bank of Everett, a Washington chartered commercial bank; I-Pro, Inc., a Washington corporation; and Mutual
Bancshares Capital Inc., a Washington corporation.   In connection with the
Conversion in September 1999, the Company issued 8,596,250 shares to the public. In April 2000, the Company elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve ("Federal Reserve") issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. The Federal Reserve declared this election to be effective May 12, 2000. For further information regarding the Company's financial holding company election, see "Regulation -- The Company."

     At March 31, 2000, the Company had total assets of $555.2 million, total deposits of $383.0 million and total equity of $133.5 million. The Company's business activities are conducted primarily by Everett Mutual, whose operations are enhanced by the activities and operations of the Company's other three subsidiaries: Commercial Bank of Everett, I-Pro, Inc. and Mutual Bancshares Capital, Inc. Accordingly the information regarding the Company's business set forth in this report, including consolidated financial statements and related data, relates primarily to Everett Mutual.

     Everett Mutual was formed as a federally chartered savings institution in 1916 and converted to a Washington chartered mutual savings bank in 1987. In 1993, the Bank became a stock entity in connection with its mutual holding company reorganization in 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund ("BIF"). The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

     Everett Mutual is a community oriented savings bank dedicated to financing residential related and commercial real estate properties and providing quality customer service. The Bank's principal business is attracting deposits from the general public and using those funds to originate residential (including multi-family) mortgage loans as well as commercial real estate and construction loans.

Market Area

     The Bank conducts the majority of its lending and deposit operations out of 11 full service offices in Snohomish County, located in Northwest Washington, and one loan production office in King County. Snohomish County is located north of King County (Seattle) and south of Skagit County along the I-5 corridor. Snohomish County, the state's third largest county covering 2,098 square miles, has an estimated population of 583,000 for a density of 278 persons per square mile. Everett, the largest city in Snohomish County, is the county seat and serves as the county's economic and cultural center. Everett, a port city, is located approximately 30 miles north of Seattle. See "Item 2. Properties."

Lending Activities

      General. Because Everett Mutual's lending is the most significant business activity of the Company, this section will focus primarily on the lending of the Bank. Historically, the principal lending activity has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, Everett Mutual has increased its origination of loans secured by multi-family properties, commercial real estate loans and construction and land development loans. At March 31, 2000, Everett Mutual's total loans were $398.0 million, representing approximately 96% of total loans of $416.1 million.

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 15% of its capital. At March 31, 2000, the maximum amount which Everett Mutual could have lent to any one borrower and the borrower's related entities was approximately $12.9 million under its policy. At March 31, 2000, Everett Mutual had loans to one builder/developer (including loans for construction, land development and permanent financing) with an aggregate committed balance in excess of this amount which were specifically approved as policy exceptions by the Board of Directors: the borrower had $14.6 million committed, of which $11.0 million was outstanding, representing 17.0% and 12.8% of Everett Mutual's total capital of $85.7 million, respectively. All loans to the borrower were performing according to their terms at March 31, 2000. Loans in excess of 25% of Everett Mutual's capital are participated to the Company on a last-in, first-out basis. There were no participations with the Company outstanding as of March 31, 2000, since no amounts outstanding to any one borrower exceeded 25% of Everett Mutual's capital.

    Loan Portfolio Analysis. The following table sets forth the composition of the Company's consolidated loan portfolio including loans of both Everett Mutual and Commercial Bank of Everett by type of loan as of the dates indicated. At March 31, 2000, Everett Mutual's and Commercial Bank of Everett's total loans receivable were $398.0 million and $18.1 million, respectively.



                                                          At March 31,
                     --------------------------------------------------------------------------------------
                           2000             1999             1998              1997             1996
                     ----------------  ---------------  ---------------   ---------------   ---------------
                     Amount   Percent  Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
                     -------  -------  ------  -------  ------  -------   ------  -------   ------  -------
                                                       (Dollars in thousands)
Real Estate:
 One- to- four
  family
  residential(1)... $70,042   14.73% $101,649  26.61%  $ 95,305  26.73%  $ 94,612  29.40%  $ 93,544  29.78%
 One- to- four
  family construc-
  tion and land
  development......  37,266    7.84    34,928   9.14     36,444  10.23     27,226   8.46     39,406  12.54
 Income property:
  Commercial con-
   struction.......  23,871    5.02    12,491   3.27      4,620   1.30      1,624   0.50      1,895   0.60
  Commercial real
   estate.......... 128,892   27.10    72,573  19.00     76,121  21.36     70,042  21.76     62,596  19.93
  Multi-family
   construction....  32,304    6.79    14,012   3.67      7,153   2.01      2,323   0.72      1,530   0.49
  Multi-family
   residential..... 136,727   28.75   115,972  30.35    111,975  31.42    109,003  33.87    101,831  32.42
Consumer
  Residential
   mortgages.......   5,211    1.10     4,867   1.27      4,318   1.21      4,299   1.34      4,824   1.54
  Home equity and
   second
   mortgages.......  18,090    3.80    13,734   3.59     11,548   3.24      7,888   2.45      6,047   1.92
  Credit cards.....   1,375    0.29       488   0.13        124   0.03         --     --         --     --
  Automobiles......   1,038    0.22       787   0.21      1,036   0.29      1,190   0.37      1,051   0.33
  Other installment
   loans...........   4,243    0.89     1,612   0.42      1,524   0.43      1,457   0.45      1,015   0.32
Business loans.....  16,494    3.47     8,949   2.34      6,226   1.75      2,181   0.68        407   0.13
                   --------  ------  -------- ------   -------- ------   -------- ------   -------- ------
    Total loans.... 475,553  100.00%  382,062 100.00%   356,394 100.00%   321,845 100.00%   314,146 100.00%
                             ======           ======            ======            ======            ======
Less:
 Undisbursed loan
  proceeds......... (49,460)          (28,183)          (22,563)           (8,526)           (6,784)
 Deferred loan fees
  and other........  (3,493)           (3,239)           (3,278)           (3,243)           (3,207)
 Reserve for loan
  losses...........  (6,484)           (5,672)           (4,897)           (4,509)           (4,178)

                   --------          --------          --------          --------          --------
                    416,116           344,968           325,656           305,566           299,977
Loans receivable
 held for sale.....      --           (29,641)          (13,705)          (12,432)           (7,744)
                   --------          --------          --------          --------          --------
Loans receivable,
 net...............$416,116          $315,327          $311,951          $293,134          $292,233
                    =======          ========          ========          ========          ========
---------------
(1)  Includes owner/builder construction/permanent loans of $6.0 million, $5.5 million, $8.4 million, $5.3 million and $5.4 million at March 31, 2000, 1999, 1998, 1997 and 1996, respectively.


     Residential One- to- Four Family Lending. At March 31, 2000, $70.0 million of the Company's loan portfolio consisted of permanent loans secured by one- to- four family residences. This amount represents 14.7% of the Company's total loans.

     Everett Mutual originates both fixed-rate loans and adjustable-rate loans. Generally, 30 year fixed-rate loans are originated to meet the requirements for sale in the secondary market to Federal National Mortgage Association ("Fannie Mae"), however, from time to time, a portion of these fixed-rate loans originated by Everett Mutual may be retained in Everett Mutual's loan portfolio to meet Everett Mutual's asset/liability management objectives.

     At March 31, 2000, $37.1 million, or 55.2%, of the Company's one- to-four family loan portfolio consisted of fixed rate one- to- four family mortgage loans, both held for sale and held for investment. Everett Mutual also offers adjustable rate mortgage loans at rates and terms competitive with market conditions. All of Everett Mutual's adjustable rate mortgage loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     Everett Mutual offers several adjustable rate mortgage products which adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a general overall limitation of 6%. These adjustable rate mortgage products have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.5% to 3.5%. Adjustable rate mortgage loans held in Everett Mutual's portfolio do not permit negative amortization of principal and carry no
prepayment restrictions.   Borrower demand for adjustable rate mortgage loans
versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.
The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 2000, $30.1 million, or 44.8%, of the Company's one- to- four family loan portfolio consisted of adjustable rate mortgage loans.

     The retention of adjustable rate mortgage loans in Everett Mutual's loan portfolio helps reduce Everett Mutual's exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the adjustable rate mortgage loans originated by Everett Mutual may provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. Everett Mutual attempts to reduce the potential for delinquencies and defaults on adjustable rate mortgage loans by qualifying the borrower based on the borrower's ability to repay the loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although adjustable rate mortgage loans allow Everett Mutual to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, Everett Mutual has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in Everett Mutual's cost of funds.

     While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in Everett Mutual's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, Everett Mutual enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Bank requires fire and extended coverage casualty insurance to be maintained on all of its real estate secured loans. Everett Mutual is not able to obtain and generally does not require earthquake insurance because of competitive market factors.

     Everett Mutual's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 75%, or 70% for loans originated for sale in the secondary market to Fannie Mae.

     Construction and Land Development Lending. Everett Mutual has an established market niche as an originator of construction and land development loans. Competition from other financial institutions has increased in recent periods and the Bank expects that its margins on construction loans may be reduced in the future.

     The Bank currently originates two types of residential construction
loans:   speculative construction loans, and owner/builder loans.  To a lesser, but increasing, extent, Everett Mutual also originates construction loans for the development of multi-family and commercial properties. Annual originations of construction and land development loans have been $29.5 million, $32.1 million and $42.3 million for the three years ended March 31, 2000, 1999 and 1998, respectively. Subject to market conditions, Everett Mutual intends to continue to emphasize its construction lending activities.

     At March 31, 2000, the composition of the Company's construction and land development loan portfolio was as follows:

                                                Outstanding     Percent of
                                                  Balance         Total
                                                  -------         -----
                                                  (Dollars in thousands)

  Speculative construction ...................   $15,564          15.6%
  Owner/builder construction .................     6,040           6.1
  Multi-family ...............................    32,304          32.5
  Land development............................    21,702          21.8
  Commercial real estate .....................    23,871          24.0
                                                 -------         -----
    Total.....................................   $99,481         100.0%
                                                 =======         =====
     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either Everett Mutual or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 30 builders located in its primary market area, each of which generally have two to 25 speculative loans from the Bank during a 12 month period, with approximately five to six loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, Everett Mutual generally originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 2%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2000, speculative construction loans totaled $15.6 million, or 15.6%, of the total construction loan portfolio. At March 31, 2000, the Bank had two borrowers each with aggregate outstanding speculative loan balances of more than $1.0 million, all of which were performing according to their respective terms and the largest of which amounted to $3.8 million.

     Owner/builder construction loans are originated to the home owner rather than the home builder as a single loan that automatically converts to a permanent loan at the completion of construction. The construction phase of a owner/builder construction loan generally lasts six to 12 months. Borrowers have three financing options:

     . they may opt for a fixed interest rate during the construction period, with the rate on the permanent loan set at the completion of construction based on the required net yield for Fannie Mae loans, plus a margin;

     . the rate on the construction and permanent loans will be set at the start of construction based on the required net yield for Fannie Mae loans, plus a margin and an additional fixed fee based on the loan amount; or,

     . the borrower may choose an adjustable rate mortgage option during the construction and permanent phases.

     Loan-to-value ratios under all three options are up to 80%, or up to 90% with private mortgage insurance, of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2000, owner/builder construction loans totaled $6.0 million, or 6.1%, of the total construction loan portfolio. At March 31, 2000, the largest outstanding owner/builder construction loan had an outstanding balance of $480,000 and was performing according to its terms.

     For over 15 years, Everett Mutual has originated loans to local real estate developers for the purpose of developing residential subdivisions, which includes installing roads, sewers, water and other utilities for plats generally ranging from 10 to 50 lots. At March 31, 2000, subdivision development loans totaled $21.7 million, or 21.8% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of one to three years with generally variable interest rates tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 3%, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of Everett Mutual's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, Everett Mutual also obtains personal guarantees from corporate principals and reviews their personal financial statements. At March 31, 2000, Everett Mutual had no nonaccruing land development loans.

     Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of the future value of the developed property proves to be inaccurate, in the event of default and foreclosure, Everett Mutual may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property and getting guarantees.

     Everett Mutual also provides construction and construction permanent financing for multi-family and commercial properties. At March 31, 2000, such construction loans amounted to $56.2 million of which $51.3 million was construction/permanent financing (i.e., loans will role into permanent financing when certain lease-up and debt service requirements are met) at the completion of the construction phase. These loans are typically secured by apartment buildings, condominiums, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in the Bank's market area and typically range in amount from $500,000 to $5.0 million. At March 31, 2000, the largest multi-family construction loan was for $4.8 million

(representing Everett Mutual's shares of a loan participation purchased from another lender in total loan amount of $14.6 million) secured by a 192 unit apartment building located in Everett Mutual's market area and was performing according to its terms. At March 31, 2000, the largest commercial construction loan was for $9.5 million (of which $1.5 million was participated with another lender), secured by an office building located in the Bank's market area and was performing according to its terms. Periodically, Everett Mutual purchases, without recourse to the seller other than for fraud, from other lenders participation interests in multi-family and commercial construction loans secured by properties located in Everett Mutual's market area. The Bank underwrites such participation interests according to its own standards.

     All construction loans must be approved by the Bank's Loan Committee.
See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, Everett Mutual reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, Everett Mutual reviews the experience and expertise of the builder and the borrower. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

     Loan disbursements during the construction period are made to the builder based on a line item budget, which is assessed by periodic on-site inspections by qualified employees of Everett Mutual or an independent inspection service. Everett Mutual believes that its internal monitoring system helps reduce many of the risks inherent in its construction lending.

     Everett Mutual originates construction loan applications through walk-in customers, customer referrals, contacts in the business community and real estate brokers seeking financing for their clients.

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, Everett Mutual may be required to advance funds beyond the amount originally committed to permit completion of the project.
If the estimate of value upon completion proves to be inaccurate, Everett Mutual may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. Everett Mutual has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its market area, changes in the local and state economies and real estate markets could adversely affect Everett Mutual's construction loan portfolio.

     Multi-Family Lending. At March 31, 2000, $136.7 million, or 28.8% of the Bank's total loan portfolio was secured by multi-family dwelling units, which consist of more than four units, located primarily in its market area.

     Multi-family adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years. Everett Mutual has also originated fixed rate multi-family loans due in five and ten years, with amortization terms of up to 30 years. Multi-family loans originated since 1993 generally contain prepayment penalties during the first three years. Multi-family loans typically range in principal amount from $500,000 to $5.0 million. At March 31, 2000, the largest non-construction multi-family loan was on a 85 unit apartment building with an outstanding principal balance of $4.4 million located in the Bank's market area. At March 31, 2000, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. Everett Mutual requires appraisals of all properties securing multi-family real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by Everett Mutual's review appraiser. Everett Mutual requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. Everett Mutual also inspects the subject property annually if the balance of the loan exceeds $500,000. Everett Mutual generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

     Multi-family mortgage lending affords Everett Mutual an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Everett Mutual generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, Everett Mutual also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial Real Estate Lending. Commercial real estate loans totaled $128.9 million, or 27.1% of total loans receivable at March 31, 2000, and consisted of 215 loans. Everett Mutual originates commercial real estate loans primarily secured by warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in Everett Mutual's market area. Commercial real estate loans typically range in principal amount from $500,000 to $5.2 million. At March 31, 2000, the largest commercial real estate loan on one property had an outstanding balance of $5.2 million and is secured by an office building and marina located in the Bank's market area. This loan was performing according to its terms at March 31, 2000.

     Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years but generally due in ten years. Everett Mutual has also originated fixed rate commercial loans due in five and ten years, with amortization terms of up to 30 years. Commercial loans originated since 1993 generally contain prepayment penalties during the first three years.

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by Everett Mutual, all of which are reviewed by the Bank's review appraiser. Everett Mutual requires its commercial loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually if the balance of the loan exceeds $500,000. Everett Mutual considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. Everett Mutual generally imposes a minimum debt coverage ratio of approximately 1.30 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, Everett Mutual also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial real estate lending affords Everett Mutual an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Everett Mutual seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Consumer Lending. Consumer lending has traditionally been a secondary, but recently growing part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, home improvement loans, second mortgage loans, lot acquisition loans, savings account loans, automobile loans, boat loans, recreational vehicle loans and personal unsecured loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At March 31, 2000, consumer loans amounted to $30.0 million, or 6.3% of the total loan portfolio.

     At March 31, 2000, the largest component of the consumer loan portfolio consisted of real estate secured loans, such as residential first mortgage loans, second mortgages and home equity lines of credit, which totaled $18.1 million, or 3.8%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. Everett Mutual also solicits loans from non-customers. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit allow for a ten year draw period, plus an additional 15 year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Everett Mutual believes that these risks are not as prevalent in the case of Everett Mutual's consumer loan portfolio because a large percentage of the portfolio consists of first and second mortgage loans and home equity lines of credit for existing customers that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At March 31, 2000, there were $4,000 of consumer loans delinquent in excess of 90 days or in nonaccrual status.

     Loan Maturity and Repricing. The following table sets forth information at March 31, 2000 regarding the dollar amount of loans maturing or repricing in the Company's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.



                                                          After     After      After
                                                        One Year   3 Years    5 Years
                                              Within    Through    Through    Through     Beyond
                                             One Year   3 Years    5 Years    10 Years   10 Years    Total
                                             --------   --------   -------    --------   --------    -----
                                                                      (In thousands)
Real Estate:
 One- to- four family residential......     $ 17,514    $10,333  $  3,240      $8,122    $27,934   $ 67,143
 One- to- four family construction
   and land development................       24,578        881       818          --          5     26,282
 Income property:
   Commercial construction.............        8,809      3,695       228       2,161      1,564     16,457
   Commercial real estate..............       47,954     23,942    33,996      19,769      3,138    128,799
   Multi-family construction...........        6,125      3,884       128       4,905         --     15,042
   Multi-family residential............       61,177     36,180    24,321      14,423        626    136,727
Consumer:
 Residential mortgages.................          401      1,008       340       1,474      1,988      5,211
 Home equity and second mortgages......        3,140         74       824       3,513      6,508     14,059
 Credit cards..........................          209         --        --          --         --        209
 Automobiles...........................           66        185       538         249         --      1,038
 Other installment loans...............        1,819        282       199         154         73      2,527
Business loans.........................        9,105      1,364       857         971        302     12,599
                                            --------    -------   -------     -------    -------   ---------
Total..................................     $180,897    $81,828   $65,489     $55,741    $42,138   $426,093
                                            ========    =======   =======     =======    =======   ========



      The following table sets forth the dollar amount of all loans due after March 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                       Fixed      Floating or
                                       Rates     Adjustable Rates
                                       -----     ----------------
                                          (In thousands)
Real Estate:
 One- to- four family residential...  $37,081        $30,062
 One- to- four family construction
   and land development.............      788         25,494
 Income property:
   Commercial construction..........    5,429         11,028
   Commercial real estate...........   34,085         94,714
   Multi-family construction........    5,371          9,671
   Multi-family residential.........   16,987        119,740
Consumer:
 Residential mortgages..............    5,180             31
 Home equity and second mortgages...   10,922          3,137
 Credit cards.......................      209             --
 Automobiles........................      998             40
 Other installment loans............    1,432          1,095
Business loans......................    3,706          8,893
                                     --------       --------
Total............................... $122,188       $303,905
                                     ========       ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give Everett Mutual the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial loans, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by Everett Mutual and certified by the State of Washington.

     Mortgage loan applications are initiated by loan officers and are required to be approved by Everett Mutual's Management Loan Committee, which presently consists of the President and Chief Operating Officer, the Chief Financial Officer, the Credit Administrator and the Branch Administrator. All loans up to and including $1.5 million may be approved by the Management Loan Committee without Board approval; loans in excess of $1.5 million and up to $4.0 million must be approved by the Board Loan Committee; and loans exceeding $4.0 million, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds 15% of total capital, must be approved by Everett Mutual's Board of Directors.

     Loan Originations, Purchases and Sales. During the year ended March 31, 2000, the Company's total gross loan originations were $215.3 million. Periodically, Everett Mutual purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to Everett Mutual's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Construction and Land Development Lending" and "-- Multi-Family Lending."

     Consistent with its asset/liability management strategy, Everett Mutual's policy has been to retain in its portfolio all of the adjustable rate mortgage loans and mid to shorter-term fixed rate loans. Thirty-year fixed rate loans are originated with a view toward sale in the secondary market to Fannie Mae; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset/liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At March 31, 2000, Everett Mutual's loan servicing portfolio totaled $95.3 million.

      The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                   Year Ended March 31,
                                             -------------------------------
                                               2000        1999       1998
                                               ----        ----       ----
                                                     (In thousands)
Loans originated:
 Real estate:
  One- to- four family residential.......... $ 19,663    $ 39,034   $ 26,267
  One- to- four family construction and
    loan development........................   29,537      32,063     42,274
  Income property
    Commercial construction.................   19,520       9,941      4,620
    Commercial real estate..................   59,972      11,095     13,100
    Multi-family construction...............   26,768      11,387      4,354
    Multi-family residential................   31,795      20,892     13,299
 Consumer:
  Residential mortgages.....................    4,139       2,657      1,608
  Home equity loans.........................    6,780       7,421      6,522
  Credit cards..............................    1,027         427         --
  Automobiles...............................      780         311        526
  Other installment loans...................    3,468         949        742
 Business loans.............................   11,828       4,517      5,092
                                             --------    --------   --------
    Total loans originated .................  215,277     140,694    118,404
                                             --------    --------   --------
Loans purchased.............................    1,000          --         --
                                             --------    --------   --------
Loans sold:
 Total whole loans sold.....................   33,895       3,958      7,206
 Participation loans........................    1,500          --         --
                                             --------    --------   --------
    Total loans sold........................   35,395       3,958      7,206
                                             --------    --------   --------
Principal repayments........................   91,280     113,624     82,264
Loans securitized...........................       --          --         --
Transfer to real estate owned...............       --         117        102
Increase (decrease) in other items, net.....  (17,642)     (2,908)    (8,354)
                                             --------    --------   --------
Net increase (decrease) in loans
 receivable, net and loans held for sale.... $ 71,960    $ 20,087   $ 20,478
                                             ========    ========   ========

     Loan Origination and Other Fees. The Company, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Company's subsidiary financial institutions range up to 1.50%. Current accounting standards require fees received, net of certain loan origination costs, for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Company had $3.5 million of net deferred mortgage loan fees at March 31, 2000.

     Nonperforming Assets and Delinquencies. Everett Mutual generally assesses late fees or penalty charges on delinquent loans of 5% of the monthly loan payment amount. Substantially all fixed-rate and adjustable rate mortgage loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, Everett Mutual institutes collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt, and a mutually satisfactory arrangement for curing the default.

     If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest (i.e., placed on nonaccrual status).

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, Everett Mutual institutes the same collection procedures as for its mortgage loan borrowers.

     Everett Mutual's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent by more than 90 days or nonaccruing, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by Everett Mutual.

     The following table sets forth information with respect to the Company's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated.

                                                            Year Ended March 31,
                                                 --------------------------------------------
                                                 2000      1999     1998      1997       1996
                                                 ----      ----     ----      ----       ----
                                                           (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Mortgage loans:
     One- to- four family residential........  $   402   $   --   $   517   $   657    $   489
     Commercial real estate..................       --      364       293       313        352
  Consumer:
      Home equity and second mortgages.......       --       --        27        47         --
      Automobiles............................        4        7         4         6          3
      Other installment loans................       --        7        --        --          5
                                               -------   ------   -------   -------    -------
          Total..............................      406      378       841     1,023        849
Accruing loans which are contractually past
due 90 days or more:
  Mortgage loans:
     One- to- four family construction and
          land development...................       --       --        --        --        419
  Income property:
     Multi-family residential................       --       --        --        --         --
                                               -------   ------   -------   -------    -------
          Total..............................       --       --        --        --        419

Total of nonaccrual and 90 days
  past due loans.............................      406      378       841     1,023      1,268

Real estate owned acquired in satisfaction
   of debts previously contracted............       --       --        --       876        998

          Total nonperforming assets.........      406      378       841     1,899      2,266
Restructured loans ..........................       --       --        --        --         --

Nonaccrual and 90 days or more past due
    loans as a percentage of loans
    receivable, net..........................     0.10%    0.12%     0.27%     0.35%      0.43%
Nonaccrual and 90 days or more past due
    loans as a percentage of total assets....     0.07%    0.08%     0.20%     0.26%      0.33%
Nonperforming assets as a percentage of
    total assets.............................     0.07%    0.08%     0.20%     0.48%      0.59%


     Additional interest income, which would have been recorded for the year ended March 31, 2000 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $7,200. The amount of interest included in interest income on such loans for the year ended March 31, 2000 was approximately $42,000.

     Real Estate Owned. Real estate acquired by Everett Mutual as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2000, Everett Mutual did not have any real estate owned.

     Restructured Loans. Under generally accepted accounting principles, Everett Mutual is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Everett Mutual for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider.

Debt restructures or loan modifications for a borrower do not necessarily always constitute troubled debt restructures, however, and troubled debt restructures do not necessarily result in nonaccrual loans. Everett Mutual had no restructured loans as of March 31, 2000.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. Everett Mutual's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     Allowance for Loan Losses.   Everett Mutual has established a systematic
methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.

     In originating loans, Everett Mutual recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Management recognizes that these losses will occur over the life of the loan and may not necessarily result in current impairment of the loan balance. Management also believes that certain loans may currently be impaired that are not yet evident in the loan's performance. The general valuation allowance for loan losses is maintained to cover these losses inherent in the loan portfolio but not yet apparent. Management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. At March 31, 2000, the Company had a general allowance for loan losses of $6.5 million, representing 1.53% of total loans, compared to $5.7 million, or 1.62% of total loans at March 31, 1999.

     The Company recorded a $810,000 provision for loan losses for the year ended March 31, 2000, compared to $780,000 and $420,000 for the years ended March 31, 1999 and 1998, respectively. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans from which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

     The Company's charge-offs as a percentage of average loans outstanding reflected in the following table has been consistent over the past several years, largely the result of extremely favorable economic conditions in the market area. The level of non-performing assets has fluctuated from month to month, and the allowance for loan losses as a percentage of nonperforming loans of 1,593.12% at March 31, 2000 is considered an anomaly not being indicative of potential loss inherent in the portfolio. The extremely low amount of nonperforming loans at March 31, 2000 cannot reasonably be relied upon to reflect the current level of risk inherent in the loan portfolio, especially given the dollar amount of loans in higher-risk lending categories, including construction, land development, multi-family and commercial loans at March 31, 2000.

     Although allocated, the entire allowance for loan losses is available for the entire portfolio. The following table reflects the allowance allocated to each respective loan category using a consistently applied formula-based approach. Reserve percentages are applied against outstanding loans and certain commitments as follows: single family loans, 0.80%; two- to- four family loans, 1.00%; permanent multi-family loans, 1.25%; permanent commercial loans, 1.50%; construction and land development loans, 2.00%; consumer loans, 1.00% to 2.00% based on collateral type; business loans generally, 1.00% to 2.00% based on credit grade. These reserve factors have been developed based on management's understanding of the relative credit risk which could indicate it is probable that current impairment has occurred in the portfolio, and to a lesser extent, the factors that peers are applying to similar loan categories.
 The management loan committee reviews the reserve factors in conjunction with the quarterly loan loss allowance analysis and may be adjusted in future periods to reflect changes in delinquency percentages and loss experience.
The unallocated portion of the reserve, if any, represents the amount management deems necessary to account for estimation risk in the formula method, and to incorporate other critical factors impacting credit quality, such as loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio and the duration of the current business cycle, and the economic conditions described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

     Management believes that the amount maintained in the allowances will be adequate to absorb losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principals, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company, or one of its subsidiaries, to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

     The following table sets forth an analysis of the Company's allowance for loan losses at the dates and for the periods indicated.

                                             Year Ended  March 31,
                                    -----------------------------------------
                                    2000      1999      1998     1997    1996
                                    ----      ----      ----     ----    ----
                                                (Dollars in thousands)

Allowance at beginning of period.. $5,672    $4,897   $4,509   $4,178  $3,757
Provision for loan losses.........    810       780      420      420     458
Charge-offs:
   Mortgage loans:
     One- to- four family
       residential................     --        --       --       43      --
     One- to- four family
       construction and land
       development................     --        --       --       38      --
   Income property:
     Commercial real estate.......     --        --      112       --      33
   Consumer:
     Home equity and second
       mortgages..................     --        --       --        5      --
     Automobiles..................     --         2       --        4       5
     Other installment loans......     12         3       --       --      16
     Business loans...............      4        --       --       --      --
                                   ------    ------   ------   ------  ------
       Total charge-offs..........     16         5      112       90      54
Recoveries:
   Income property:
     Commercial construction......     --        --       79       --      --
   Consumer:
     Home equity and second
       mortgages..................     18        --       --       --      --
     Automobiles..................     --        --        1       --       5
     Other installment loans......     --        --       --        1      12
                                   ------    ------   ------   ------  ------
       Total recoveries...........     18        --       80        1      17
                                   ------    ------   ------   ------  ------
   Net charge-offs................     (2)        5       32       89      37
                                   ------    ------   ------   ------  ------
    Balance at end of period...... $6,484    $5,672   $4,897   $4,509  $4,178
                                   ======    ======   ======   ======  ======
Allowance for loan losses as a
  percentage of total loans
  outstanding at the end of
  the period .....................   1.53%     1.62%    1.48%    1.45%   1.37%

Net charge-offs as a percentage of
  average loans outstanding during
  the period......................     --%       --%    0.01%    0.03%   0.01%

Allowance for loan losses as a
  percentage of nonperforming
  loans at end of period..........1593.12%  1500.53%  582.28%  440.33% 329.59%

     The following table sets forth the breakdown of the Company's allowance for loan losses by loan category for the periods indicated.
                                                            At March 31,
                         ----------------------------------------------------------------------------------
                                   2000                         1999                        1998
                         --------------------------  --------------------------  --------------------------
                                            Percent                     Percent                     Percent
                         Amount            of Loans  Amount            of Loans  Amount            of Loans
                           of                 in       of                 in       of                 in
                          Loan     Loan    Category   Loan     Loan    Category   Loan     Loan    Category
                          Loss    Amount      to      Loss    Amount      to      Loss    Amount      to
                         Allow-     by      Total    Allow-     by      Total    Allow-     by      Total
                          ance   Category   Loans     ance   Category   Loans     ance   Category   Loans
                          ----   --------   -----     ----   --------   -----     ----   --------   -----
                                                       (Dollars in thousands)
Real Estate:
 One- to- four family
  residential........... $  481  $ 70,042   14.73%   $  784  $101,649   26.61%   $  320  $ 95,305   26.73%
 One- to- four family
  construction and
  land development......    775    37,266    7.84       838    34,928    9.14     1,008    36,444   10.23
 Income property:
  Commercial
   construction.........    583    23,871    5.02       271    12,491    3.27        71     4,620    1.30
  Commercial real
   estate...............  1,729   128,892   27.10     1,073    72,573   19.00     1,142    76,121   21.36
  Multi-family
   construction.........    536    32,304    6.79       267    14,012    3.67       138     7,153    2.01
  Multi-family
   residential..........  1,591   136,727   28.75     1,450   115,972   30.35     1,399   111,975   31.42
Consumer:
  Residential mortgages.    138     5,211    1.10       134     4,867    1.27       121     4,318    1.21
  Home equity and second
   mortgages............    250    18,090    3.80       207    13,734    3.59       186    11,548    3.24
  Credit cards..........     12     1,375    0.29        16       488    0.13         6       124    0.03
  Automobiles...........     19     1,038    0.22        16       787    0.21        22     1,036    0.29
  Other installment
   loans................     60     4,243    0.89        43     1,612    0.42        31     1,524    0.43
Business loans..........    310    16,494    3.47       196     8,949    2.34       125     6,226    1.75
    Total allocated.....  6,484        --      --     5,295        --      --     4,568        --      --
Unallocated.............     --        --      --       377        --      --       329        --      --
                         ------  --------  ------   -------  --------  ------   -------  --------  ------
    Total............... $6,484  $475,553  100.00%  $ 5,672  $382,062  100.00%  $ 4,897  $356,394  100.00%
                         ======  ========  ======   =======  ========  ======   =======  ========  ======

                                               At March 31,
                         ------------------------------------------------------
                                   1997                         1996
                         --------------------------  --------------------------
                                            Percent                     Percent
                         Amount            of Loans  Amount            of Loans
                           of                 in       of                 in
                          Loan     Loan    Category   Loan     Loan    Category
                          Loss    Amount      to      Loss    Amount      to
                         Allow-     by      Total    Allow-     by      Total
                          ance   Category   Loans     ance   Category   Loans
                          ----   --------   -----     ----   --------   -----
                                           (Dollars in thousands)
Real Estate:
 One- to- four family
  residential........... $  334  $ 94,612   29.40%   $  324  $ 93,544   29.78%
 One- to- four family
  construction and
  land development......    778    27,226    8.46       838    39,406   12.54
 Income property:
  Commercial
   construction.........     42     1,624    0.50        35     1,895    0.60
  Commercial real
   estate...............  1,051    70,042   21.76       949    62,596   19.93
  Multi-family
   construction.........      4     2,323    0.72        24     1,530    0.49
  Multi-family
   residential..........  1,377   109,003   33.87     1,273   101,831   32.42
Consumer:
  Residential mortgages.    102     4,299    1.34        92     4,824    1.54
  Home equity and second
   mortgages............    137     7,888    2.45       107     6,047    1.92
  Credit cards..........     --        --      --        --        --      --
  Automobiles...........     22     1,190    0.37        21     1,051    0.33
 Other installment
   loans................     33     1,457    0.45        99     1,015    0.32
Business loans               11     2,181    0.68         8       407    0.13
    Total allocated.....  3,891        --      --     3,770        --      --
Unallocated.............    618        --      --       408        --      --
                        -------  --------  ------   -------  --------  ------
Total...................$ 4,509  $321,845  100.00%  $ 4,178  $314,146  100.00%
                        =======  ========  ======   =======  ========  ======

Investment Activities

     The investment policies of the Company, Everett Mutual and Commercial Bank of Everett are substantially the same with the exception of the dollar limitations of individual investments. Under Washington law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Company are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Company's policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and equity securities. Investment in mortgage-backed securities includes those issued or guaranteed by Federal Home Loan Mortgage Corporation ("Freddie Mac"), Fannie Mae and Government National Mortgage Association ("GNMA").

     At March 31, 2000, the Company's consolidated investment portfolio totaled $112.3 million and consisted principally of U.S. Government and agency obligations, municipal bonds, mortgage-backed securities, corporate debt obligations, equity securities, mutual funds, and Federal Home Loan Bank ("FHLB") stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Company's loan originations, deposits and other activities.

     Mortgage-Backed Securities. The Company's mortgage-backed securities, which at March 31, 2000, totaled $27.3 million at estimated fair value, was comprised of Fannie Mae, Freddie Mac and GNMA mortgage-backed securities.

     State and Municipal Bonds. The Company's tax exempt and taxable municipal bond portfolio, which at March 31, 2000, totaled $11.5 million at estimated fair value, or $11.7 million at amortized cost, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various housing authorities, hospitals, schools, water and sanitation districts and other authorities located in the State of Washington. At March 31, 2000, general obligation bonds and revenue bonds had total estimated fair values of $3.3 million and $8.2 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency such as Moody's or Standard and Poor's. Non-rated municipal bonds held in portfolio are generally comprised of housing bonds issued by various local housing authorities in the Company's market area. At March 31, 2000, the Company's municipal bond portfolio had a weighted average maturity of approximately 9.2 years and a weighted average coupon rate of 5.5%.

     Corporate Bonds. The Company's corporate bond portfolio, which totaled $42.2 million at fair value ($42.8 million at amortized cost) at March 31, 2000, was comprised of short to intermediate-term fixed-rate securities from issuers generally rated Baa by Moody's or BBB by Standard and Poor's, or better with the exception of one security with an amortized cost of $501,000 which had a rating of Ba2 from Moody's and BB+ from Standard and Poor's, which matures on October 1, 2000. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Company's investment securities, including those that have high credit ratings, are subject to market risk and credit risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value. In addition, credit ratings are also subject to change at the discretion of the rating agencies, which could also impact the market value of the investment. At March 31, 2000, the portfolio had a weighted average maturity of 1.4 years and a weighted average coupon rate of 6.4%. The longest term bond has an amortized cost of $502,000 and a term to maturity of 3.8 years.

     At March 31, 2000, the holdings of the largest single issuer totaled $3.2 million at amortized cost or 7.6% of the total portfolio and issuers in the financial sector comprised 58.8% of the total portfolio.

     Equity Securities. The Company's equity investments totaled $11.8 million at fair value, or $12.2 million at cost, at March 31, 2000. The equity portfolio consists primarily of trust preferred stocks, common stocks of companies included in the Dow Jones Industrial Average and has typically included other mid to large cap companies, and mutual funds.

     U.S. Government and Agency Obligations. The Company's portfolio of U.S. Government and agency obligations had a fair value of $14.7 million, or $14.7 million at amortized cost, at March 31, 2000. The longest term bond has an amortized cost of $1.0 million and a term to maturity of 4.9 years.

     Off Balance Sheet Derivatives. Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments to hedge the saleable loan pipeline of Everett Mutual. On March 31, 2000, the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.




                                                                  At March 31,
                                    ---------------------------------------------------------------------
                                           2000                      1999                     1998
                                    ---------------------   ---------------------    --------------------
                                    Carrying      Fair      Carrying       Fair      Carrying      Fair
                                      Value       Value       Value       Value       Value       Value
                                      -----       -----       -----       -----       -----       -----
                                                                (In thousands)
Available for sale:
 Investment securities:
  U.S. Treasury obligations ...... $     --     $     --    $     --    $     --    $  2,085     $ 2,093
  U.S. Government Agency
    obligations ..................   12,198       12,119       3,751       3,749       8,846       8,866
  Corporate obligations...........   41,359       40,650      45,875      45,841      23,650      23,787
  Municipal obligations...........    5,661        5,537       5,097       5,080         800         798
  Equity securities...............   12,223       11,821       5,978       6,203       2,498       2,880
  Certificates of deposit.........      185          185         175         175          --          --
 Mortgage-backed securities.......   26,084       25,676         514         518         520         520
                                   --------     --------    --------    --------    --------     -------
    Total available for sale...... $ 97,710     $ 95,988    $ 61,390    $ 61,566    $ 38,399     $38,944
                                   ========     ========    ========    ========    ========     =======
Held to maturity:
 Investment securities:
  U.S. Treasury obligations....... $     --     $     --    $     --    $     --    $  4,026     $ 4,191
  U.S. Government Agency
    obligations...................    2,514        2,538       2,520       2,684          --          --
  Corporate obligations...........    1,486        1,505       1,965       2,048       4,438       4,572
  Municipal obligations...........    5,996        6,003       6,773       6,876       7,057       7,196
  Certificates of deposit.........      481          481         455         455         872         950
 Mortgage-backed securities.......    1,589        1,609       2,153       2,254       4,357       4,561
                                   --------     --------    --------    --------    --------     -------
   Total held to maturity......... $ 12,066     $ 12,136    $ 13,866    $ 14,317    $ 20,750     $21,470
                                   ========     ========    ========    ========    ========     =======
      Total....................... $109,776     $108,124    $ 75,256    $ 75,883    $ 59,149     $60,414
                                   ========     ========    ========    ========    ========     =======

                                                               20


      The table below sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment portfolio at March 31, 2000.

                                                                At March 31, 2000
                                                          Amount Due or Repricing within:
                               ----------------------------------------------------------------------------
                                One Year or      Over One to    Over Five to
                                  Or Less        Five Years       Ten Years    Over Ten Years     Totals
                               --------------  --------------  --------------  -------------- -------------
                               Car-  Weighted  Car-  Weighted  Car-  Weighted  Car-  Weighted Car- Weighted
                               rying Average   rying Average   rying Average   rying Average  rying Average
                               Value  Yield    Value  Yield    Value  Yield    Value  Yield   Value  Yield
                               -----  -----    -----  -----    -----  -----    -----  -----   -----  -----
                                                           (Dollars in thousands)
Available for sale:
Investment securities:
 U.S. Government Agency
   obligations.............. $ 5,749  5.36%  $ 6,449  5.90%  $    --    --%  $    --    --%  $12,198  5.65%
 Corporate obligations......  19,587  6.30    21,772  6.48        --    --        --    --    41,359  6.39
 Municipal obligations......     165  4.50     3,344  5.02       431  4.00     1,721  5.83     5,661  5.17
 Equity securities..........   9,750  4.35        --    --        --    --     2,473  8.10    12,223  5.11
 Certificates of deposit....      --    --       185  5.20        --    --        --    --       185  5.20
 Mortgage-backed securities.      --    --    10,749  6.48     7,541  6.82     7,794  6.81    26,084  6.68
                             -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
   Total available for sale. $32,251  5.60%  $42,499  6.27%  $ 7,972  6.67%  $11,988  6.94%  $97,710  6.14%
                             =======  ====   =======  ====   =======  ====   =======  ====   =======  ====
Held to maturity:
Investment securities:
 U.S. Government Agency
  obligations............... $    --    --%  $ 2,514  7.66%  $    --    --%  $    --    --%  $ 2,514  7.66%
 Corporate obligations......     500  5.38       986  7.69        --    --        --    --     1,486  6.91
 Municipal obligations......     465  6.58     2,094  5.26       650  5.38     2,787  6.16     5,996  5.79
 Certificates of deposit....     481  5.79        --    --        --    --        --    --       481  5.79
Mortgage-backed securities..      --    --         3  6.50        --    --     1,586  8.12     1,589  8.12
                             -------  ----   -------  ----   -------  ----   -------  ----   -------  ----
   Total held to maturity... $ 1,446  5.90%  $ 5,597  6.77%  $   650  5.38%  $ 4,373  6.87%  $12,066  6.63%
                             =======  ====   =======  ====   =======  ====   =======  ====   =======  ====
   Total.................... $36,697  5.61%  $48,096  6.33%  $ 8,622  6.57%  $16,361  6.92% $109,776  6.20%
                             =======  ====   =======  ====   =======  ====   =======  ====  ========  ====

Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of Everett Mutual 's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB of Seattle or Fed Funds lines may be used to compensate for reductions in the availability of funds from other sources.

     Everett Mutual's deposit composition reflects a deposit mixture with certificates of deposit accounting for approximately one-half of total deposits and negotiable order of withdrawal/checking accounts comprising a relatively modest portion of total deposits. On the other hand, Commercial Bank of Everett's community bank operating strategy with a focus on small business lending and relationship banking has resulted in a deposit structure that is heavily weighted towards checking and negotiable order of withdrawal accounts while certificates of deposit comprise approximately one-fourth of the total deposit base. Many of Commercial Bank of Everett's deposits are tied to lending relationships. Thus, as Commercial Bank of Everett continues to build the loan portfolio and number of commercial account relationships it is anticipated that deposit balances will also increase.

     Deposit Accounts. Substantially all of Everett Mutual's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, Everett Mutual considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer
preferences and concerns.   See Item 7, "Management's Discussion and Analysis
of Financial Condition and Results of Operations," contained herein.

     At March 31, 2000, the Company had $46.7 million of jumbo certificates of deposit, including $2.3 million in public unit funds which represents 0.5% of total deposits at March 31, 2000. Everett Mutual is also authorized to utilize brokered deposits as a funding source, but has not done so to date. Management believes that its jumbo certificates of deposit and the use of brokered deposits present similar interest rate risk to its other deposit products.

    The following table sets forth information concerning the Company's time deposits and other non-interest and interest-bearing deposits at March 31, 2000.

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
 Rate   Term            Category                Amount     Balance   Deposits
 ----   ----            --------                ------     -------   --------
                                              (In thousands)

--%     N/A             Non-interest bearing   $  7,902   $   --       2.1%
                          accounts
2.8     N/A             Savings accounts         10,523      300       2.7
2.6     N/A             Checking accounts        36,712      300       9.6
4.3     N/A             Money market deposit    129,522    1,000      33.8
                          accounts

                        Certificates of Deposit
                        -----------------------

5.4     1-11 months     Fixed-term, fixed-rate   32,200      500       8.4
5.5     12-23 months    Fixed-term, fixed-rate   77,273      500      20.2
5.5     24-35 months    Fixed-term, fixed-rate   22,827      500       6.0
5.7     36-59 months    Fixed-term, fixed-rate   17,899      500       4.7
6.1     60-84 months    Fixed-term, fixed rate   48,128      500      12.5
                                               --------              -----
                                 TOTAL         $382,986              100.0%
                                               ========              =====

     The following table indicates the amount of the Company's jumbo certificates of deposit by time remaining until maturity as of March 31, 2000. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                                                  Certificates
         Maturity Period                           of Deposits
         ---------------                           -----------
                                                  (In thousands)

         Three months or less...................     $10,221
         Over three through six months .........       7,652
         Over six through twelve months.........      13,907
         Over twelve months.....................      14,967
                                                     -------
             Total..............................     $46,747
                                                     =======


     Deposit Flow.  The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Company at the dates indicated.

                                                                   At March 31,
                               ----------------------------------------------------------------------------
                                          2000                         1999                      1998
                               ----------------------------   ---------------------------   ---------------
                                        Percent                       Percent                       Percent
                                           of     Increase               of     Increase              of
                               Amount    Total   (Decrease)   Amount   Total   (Decrease)   Amount   Total
                               ------    -----   ----------   ------   -----   ----------   ------   -----
                                                               (Dollars in thousands)
Savings accounts............. $10,523    2.75%    $(1,275)  $  11,798    3.14%   $1,288   $ 10,510    2.99%
Demand deposit accounts......  44,614   11.65       3,177      41,437   11.02     4,015     37,422   10.66
Money market deposit
  accounts................... 129,522   33.82      (4,226)    133,748   35.58    10,779    122,969   35.05
Fixed-rate certificates
  which mature in the year
  ending:
    Within 1 year............ 132,410   34.57       6,487     125,923   33.50    13,633    112,290   31.99
    After 1 year, but
      within 2 years.........  24,102    6.29      (4,084)     28,186    7.50    (5,695)    33,881    9.65
    After 2 years, but
      within 5 years.........  39,787   10.39       7,546      32,241    8.58       472     31,769    9.05
    Certificates maturing
      thereafter.............   2,028    0.53        (535)      2,563    0.68       433      2,130    0.61
                             --------  ------    --------    --------  ------   -------   --------  ------
       Total.................$382,986  100.00%   $  7,090    $375,896  100.00%  $24,925   $350,971  100.00%
                             ========  ======    ========    ========  ======   =======   ========  ======

                                                 23

    Deposit Accounts.  Deposit accounts consisted of the following at March
31:

                            Weighted
                          Average Rate      2000               1999
                          at March 31, ---------------    ---------------
                             2000      Amount      %      Amount      %
                             ----      ------    -----    ------    -----
                                             (Dollars in thousands)

Noninterest-bearing
 accounts..............       --%     $  7,902    2.1%   $  7,782    2.1%
Savings accounts.......      2.8        10,523    2.7      11,798    3.1
Checking accounts......      2.6        36,712    9.6      33,655    9.0
Money market accounts .      4.3       129,522   33.8     133,748   35.6
Time deposits:
  1 to 11 months.......      5.4        32,200    8.4      32,660    8.7
  12 to 23 months......      5.5        77,273   20.2      62,536   16.6
  24 to 35 months......      5.5        22,827    6.0      23,767    6.3
  36 to 59 months......      5.7        17,899    4.7      19,461    5.2
  60 to 84 months......      6.1        48,128   12.5      50,489   13.4
                             ---      --------  -----    --------  -----
                             5.6       198,327   51.8     188,913   50.2
                             ---      --------  -----    --------  -----
                             4.7%     $382,986  100.0%   $375,896  100.0%
                             ===      ========  =====    ========  =====

     Time Deposits by Rates. The following table sets forth the time deposits of the Company classified by rates for the periods indicated.

                                              Year Ended March 31,
                                       ----------------------------------
                                       2000          1999         1998
                                       ----          ----         ----
                                                (In thousands)

0.00 - 0.99%.......................  $    200      $    273      $    --
1.00 - 1.99%.......................        85             1           --
2.00 - 2.99%.......................       118           374          123
3.00 - 3.99%.......................       100            79          111
4.00 - 4.99%.......................     8,158        44,666          109
5.00 - 5.99%.......................   130,296       106,603      135,244
6.00 - 6.99%.......................    58,553        33,282       40,272
7.00 - 7.99%.......................       817         3,621        4,198
8.00 - 8.99%.......................        --            14           13
                                     --------      --------     --------
     Total.........................  $198,327      $188,913     $180,070
                                     ========      ========     ========

    Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at March 31, 2000.


                                                Amount Due
                       -----------------------------------------------------
                       Less Than    1-2     2-3      3-4     After
                       One Year    Years   Years    Years   4 Years    Total
                       --------    -----   -----    -----   -------    -----
                                          (In thousands)

0.00 - 0.99%......... $    100   $   --   $   --   $   --   $   100   $   200
1.00 - 1.99%.........       85       --       --       --        --        85
2.00 - 2.99%.........      118       --       --       --        --       118
3.00 - 3.99%.........      100       --       --       --        --       100
4.00 - 4.99%.........    7,715      413        7       23        --     8,158
5.00 - 5.99%.........   94,687   15,191    7,883    6,420     6,115   130,296
6.00 - 6.99%.........   29,412    8,498    6,964    2,115    11,564    58,553
7.00 - 7.99%.........      193       --       --       --       624       817
                      --------  -------  -------  -------   -------  --------
     Total........... $132,410  $24,102  $14,854  $ 8,558   $18,403  $198,327
                      ========  =======  =======  =======   =======  ========

    Deposit Activities. The following table sets forth the savings activities of the Company for the periods indicated.

                                             Year Ended March 31,
                                          --------------------------
                                          2000       1999       1998
                                          ----       ----       ----
                                               (In thousands)

Beginning balance....................  $375,896   $350,971   $329,770
Net deposits (withdrawals) before
   interest credited.................   (10,234)     8,170      4,720
Interest credited....................    17,324     16,755     16,481
                                       --------   --------   --------
Net increase in deposits.............     7,090     24,925     21,201
                                       --------   --------   --------
Ending balance.......................  $382,986   $375,896   $350,971
                                       ========   ========   ========

    Borrowings. Savings deposits are the primary source of funds for Everett Mutual's lending and investment activities and for general business purposes. Everett Mutual has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, Everett Mutual is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2000, the Bank maintained a committed credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate of 20% of total assets, or $99.7 million, of which $28.4 million was outstanding. In addition, Everett Mutual has a $10 million unsecured Fed Funds line from a commercial bank at March 31, 2000, of which none was outstanding and a $5 million repurchase agreement with a securities dealer.

     The following table sets forth information regarding FHLB advances by Everett Mutual and Commercial Bank of Everett at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise.

                                           For the Year Ended March 31,
                                           ---------------------------
                                            2000       1999       1998
                                            ----       ----       ----
                                            (Dollars in thousands)

Maximum amount of borrowings
 outstanding at any month end...........  $34,423    $20,954     $20,052

Approximate average borrowings
 outstanding............................  $19,417    $16,215     $18,003

Approximate weighted average rate paid..     6.13%      6.30%       6.32%

                                                    At March 31,
                                            --------------------------
                                            2000        1999      1998
                                            ----        ----      ----
                                              (Dollars in thousands)

Balance outstanding at end of period....  $34,423    $18,949     $15,503

Weighted average rate paid..............     6.25%      6.19%       6.37%


Subsidiary Activities

     Subsidiaries of the Company. The Company owns four subsidiaries: Everett Mutual, Commercial Bank of Everett, I-Pro, Inc. and Mutual Bancshares Capital, Inc. The following is a discussion of the business of Commercial Bank of Everett, I-Pro, Inc. and Mutual Bancshares Capital, Inc.

     Business of Commercial Bank of Everett.
     --------------------------------------

     Commercial Bank of Everett's strategy is to operate as a community-based financial institution primarily focused on serving the needs of business banking customers with a high level of customer service. This strategy is accomplished by providing banking services directly at the customer's place of business, including lending and non-cash deposit activities, to the greatest extent possible. Inasmuch, Commercial Bank of Everett does not directly compete with Everett Mutual's retail customer focus. Rather, Commercial Bank of Everett and Everett Mutual serve to complement each other through an organized referral network that provides both banks with the opportunity for increased business.

     Commercial Bank of Everett's lending operations are focused on commercial loans which are generally made to a wide variety of small businesses and professionals in the local market. To a lesser extent, Commercial Bank of Everett has also brokered commercial, multi-family and residential mortgage loans to Everett Mutual. Commercial Bank of Everett also purchases participation interests in commercial, multi-family and residential mortgage loans from Everett Mutual under the same underwriting policies and conditions as Everett Mutual. To a lesser extent, Commercial Bank of Everett originates consumer loans for real estate, automobiles, secured and unsecured personal lines of credit and credit cards.

     Business Lending. Commercial Bank of Everett originates business loans to small and medium sized businesses in its primary market area. Business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although business loans are sometimes granted on an unsecured basis. Such loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin ranging from 0% to 3.50%. At March 31, 2000, the business loans amounted to $11.7 million, or 49.3%, of Commercial Bank of Everett's total loans and 2.5% of the total loans of the Company.

     At March 31, 2000, the largest outstanding business loan was a $3.5 million accounts receivable/inventory line of credit to a lumber broker. Such loan was performing according to its terms at March 31, 2000.

     Commercial Bank of Everett underwrites its business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and Commercial Bank of Everett seeks to structure such loans to have more than one source of repayment. The borrower is required to provide Commercial Bank of Everett with sufficient information to allow Commercial Bank of Everett to make its lending determination. In most instances, this information consists of at least three years of financialstatements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with balances exceeding $100,000, Commercial Bank of Everett requires that borrowers and guarantors provide updated financial information at least annually.

     Commercial Bank of Everett's business loans may be structured as term loans or as lines of credit. Business term loans are generally made to finance the purchase of long-lived assets and have maturities of five years or less. Business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

     Commercial Bank of Everett provides borrowers with secured standby letters of credit based on the same underwriting requirements and conditions as described above. The letters of credit are backed by signed notes payable to Commercial Bank of Everett for like terms of the letter of credit. At March 31, 2000, Commercial Bank of Everett had no outstanding letters of credit. International letters of credit are offered through a correspondent bank that assumes credit and payment risk on the instrument. Commercial Bank of Everett receives a fee from the borrower and the correspondent bank for arranging the international letters of credit.

     Business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Commercial Bank of Everett seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, Commercial Bank of Everett limits this type of lending to its market area.

     Commercial and Multi-Family Mortgage Loans.   Commercial Bank of Everett
acts as a broker of commercial and multi-family mortgage loans to Everett Mutual for which Commercial Bank of Everett receives a portion of the loan fee as compensation for the processing and referral of the loan. From time to time, Commercial Bank of Everett also purchases participation interests in commercial and multi-family loans from Everett Mutual to hold in its own portfolio for investment. Such purchases are made under the same general underwriting policies and conditions as Everett Mutual. See " -- Lending Activities -- Multi-Family Lending" and "-- Commercial Real Estate Lending." Financing of commercial and multi-family properties provides loan diversification for Commercial Bank of Everett from a collateral and asset/liability perspective. As such, the financing of these types of loans is expected, subject to market conditions, to continue to remain a part of Commercial Bank of Everett's loan portfolio. As of March 31, 2000, commercial and multi-family mortgage loans totaled $5.9 million and $726,000, respectively, and together equaled 27.8% of total loans. The majority of loans are for either commercial or mixed-use structures and many are owner occupied. Commercial and multi-family loans are generally extended for up to a 75% loan to value ratio and require a debt service coverage of at least 1.30 and 1.20 times, respectively.

     Residential Mortgage Loans. Residential mortgage loans are primarily offered to Commercial Bank of Everett's business and consumer customers as an accommodation, and may frequently have a business related purpose (i.e., working capital for a sole proprietor is one example). Commercial Bank of Everett also acts a broker of residential mortgage loans to Everett Mutual for which Commercial Bank of Everett receives a portion of the fee as compensation for processing and referral of the loan. From time to time, Commercial Bank of Everett may also purchase participation interests in residential loans from Everett Mutual to hold in its own portfolio for investment. Such purchases are made under the same general underwriting policies and conditions as Everett Mutual. See " -- Lending Activities -- Residential One- to Four-Family Lending." Financing of residential mortgage loans provides loan diversification for Commercial Bank of Everett from a collateral and asset/liability management perspective. As such, subject to market conditions, the financing of this type is expected to continue to remain a part of Commercial Bank of Everett's loan portfolio The residential mortgage portfolio consists of equal amounts of home equity lines of credit/second mortgage loans and first mortgage loans. Lines of credit equaled $1.2 million or 5.2% of total loans at March 31, 2000, while permanent residential mortgage loans totaled $1.6 million or 6.6% of total loans.

     Consumer Loans. Consumer loans consist of installment loans for boats, automobiles and other purposes and include a balance of credit card loans. Consumer loans (other than credit card loans) are underwritten using the same guidelines as Everett Mutual. See " -- Lending Activities -- Consumer Lending." As of March 31, 2000, consumer loans, excluding credit card loans, totaled $1.1 million or 4.5% of total loans.

     Credit card loans are underwritten using suggested Independent Community Bankers Association guidelines, credit scoring and financial statement analysis. Credit cards are issued to Commercial Bank of Everett's business customers and retail customers referred by Everett Mutual branches. At March 31, 2000, the credit card portfolio consisted of business credit lines of $437,000 and personal credit card lines of $999,000 for a total of $1.4 million or 6.0% of total loans. Credit card loans entail greater risk than do other loans especially given their unsecured status. Commercial Bank of Everett attempts to limit this risk by adhering to sound underwriting and collection practices, although there can be no assurances that these will prevent credit card losses. At March 31, 2000, no credit card loans were 90 days or more past due or in nonaccrual status.

     Nonperforming Assets and Delinquencies. Commercial Bank of Everett generally assesses late fees or penalty charges on delinquent loans of 5% of the payment amount. Substantially all business loan payments are due 30 days from disbursement and each 30 days thereafter; however, the borrower is given a 10 day grace period to make the loan payment. Delinquent business loans are monitored on a weekly basis until the delinquency is resolved to management's satisfaction. When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, Commercial Bank of Everett generally institutes the same collection procedures as for its business loan borrowers.

     Commercial Bank of Everett's Board of Directors is informed monthly as to the status of all loans that are delinquent by more than 90 days or on nonaccrual, the status on all loans currently in foreclosure or repossession, and the status of all foreclosed and repossessed property owned by Commercial Bank of Everett.

     Deposit Accounts. Commercial Bank of Everett's deposit base is primarily comprised of relatively even percentages of non-interest bearing business deposits, money market deposit accounts and time deposits. As the Commercial Bank of Everett's operating tenure lengthens, business deposits are anticipated to make up a greater overall portion of the deposit mix, although this cannot be assured. Commercial Bank of Everett also offers its business customers the option to sweep excess account balances in non-interest bearing accounts into non-FDIC insured money market funds which allows the customer to earn interest on invested balances. Commercial Bank of Everett receives a 12b-1 fee from the mutual fund company for providing this service. Deposits are solicited from within Commercial Bank of Everett's market area through existing customers and limited outside advertising. While not intending to compete directly with Everett Mutual for time deposit accounts, customers of Everett Mutual may be referred to Commercial Bank of Everett in those cases were the customer desires a greater amount of FDIC deposit insurance coverage for their funds since both Commercial Bank of Everett and Everett Mutual are separately insured by the FDIC.

     Borrowings. Deposits are the primary source of funds for Commercial Bank of Everett's lending and investment activities and for general business purposes. Commercial Bank of Everett has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, Commercial Bank of Everett is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.

     Commercial Bank of Everett's use of borrowings has been relatively limited and primarily for the purpose of supplementing deposit flows and loan fundings. Commercial Bank of Everett maintains a funding line at the FHLB of Seattle equal to 5% of total assets or $1.3 million, $1.0 million of which was outstanding at March 31, 2000. Commercial Bank of Everett also has available an unsecured letter of credit line of $250,000 and an unsecured federal funds lines of credit of $550,000 from a commercial bank in addition to a $2.5 million unsecured federal funds line of credit from Everett Mutual.

     Business of I-Pro, Inc.
     -----------------------

     I-Pro was formed in April 1997 to provide check processing and deposit and loan account statement printing and mailing services to banking and nonbanking companies. I-Pro's objective is to provide these services for Everett Mutual and Commercial Bank of Everett, and to other financial institutions who are seeking to provide a high level of service to their customers in response to requests for copies of checks, account statements and other similar records. I-Pro utilizes electronic imaging technology, versus a traditional paper-based processing and retrieval system, to deliver account research, check processing, and customized account statements to its clients and their customers. I-Pro's focus is to provide customized service and personal attention thereby providing the benefits of an in-house system while:
(1) eliminating a portion of the burden of providing administrative oversight of an in-house system; and (2) spreading the expense of such a system over a larger base.

     Business of Mutual Bancshares Capital, Inc.
     -------------------------------------------

     Overview. Mutual Bancshares Capital, Inc. was formed in October 1998. Mutual Bancshares Capital, Inc. is a member of Bancshares Capital Management, LLC, which serves as General Partner to Bancshares Capital, L.P., an early stage venture fund providing equity to regionally based high technology and health related companies. Bancshares Capital, L.P. will be licensed by the U.S. Small Business Administration as a small business investment company
(SBIC). Bancshares Capital, L.P. anticipates a fund size of $5.0 million to $6.0 million, $2.3 million of which will be invested by Mutual Bancshares Capital, Inc. A number of directors and officers of Mutual Bancshares Capital, Inc. are also limited partners. A second fund is expected to be formed in the future.

     There are limitations on the amount the Company, Everett Mutual and Commercial Bank of Everett may invest in SBIC activities. Federal regulations permit each bank to invest up to 5% of its capital and surplus in SBICs. The Company's investments in SBICs may not exceed 5% of its proportionate interest in the capital and surplus of the bank having an investment in a SBIC, less the bank's investment in stock of SBICs. Also, the Company may not acquire control of 50% or more of the shares of any class of equity securities of an SBIC that have voting rights.

     Investment Strategy. Bancshares Capital, L.P. will provide equity to regionally based high technology companies in the seed, start-up and early stages of development. Bancshares Capital, L.P. will closely monitor and, if possible, add value to those investments, with successful ventures returning cash to the fund over an anticipated three to seven year time frame. It is anticipated that liquidity of the investment will result from acquisition of securities by a strategic partner, merger or acquisition of the subject investment, or by sale of the subject investment in the public markets following an initial public offering. It is anticipated that the investment in any single company will be in the range of $100,000 to $1.0 million and Bancshares Capital, L.P. may co-invest with other entrepreneurs or venture funds as needed or desired.

     At March 31, 2000, Mutual Bancshares Capital, Inc. had invested $500,000 in HEALTHradius, an eHealth ASP records company, and $500,000 in ACADIO, an Internet aggregator of continuing education content and services.

     Targeted Market. Bancshares Capital, L.P. will be seeking to deploy its venture funds primarily in the Technology Corridor in the Seattle Metropolitan Area although opportunities within the Pacific Northwest may be examined on a limited basis. The corridor that encompasses I-405 and I-5 from Bellevue to Everett is home to over 300 technology companies, has outstanding support services, is within close proximity to university and other research institutions and has been the location of many high technology and medical instrumentation companies start-ups. While there will be no specific bias toward any one industry, Bancshares Capital, L.P. expects to invest in companies whose technologies involve software and digital media, environmental science, medical devices, telecommunications and Internet-related technologies among others.

     Structure of the Partnership Investments. Mutual Bancshares Capital, Inc. has formed Bancshares Capital, L.P., which will act as general partner. Bancshares Capital, L.P. will sell limited partnership interests in the venture fund. In its role as general partner, Mutual Bancshares Capital, Inc. will receive a 2% management fee plus 20% of the carried interest (i.e., 3% of the profits of the fund). Mutual Bancshares Capital, Inc. will contribute 31% of the capital and have a 31% equity interest in Bancshares Capital, L.P. while the balance of funds and ownership will be derived from and distributed to the outside limited partners.

     Anticipated Timing of Investments. In addition to the $1.0 million in the first year, Bancshares Capital, L.P. is targeting to make investments of approximately $2.4 million each in the second and third years of operation. As discussed above, Mutual Bancshares Capital, Inc.'s capital contribution will be at least 31% of the above amounts.

     Subsidiaries of Everett Mutual.    Sound Financial, Inc. is a
wholly-owned subsidiary of Everett Mutual. Sound Financial, Inc. has two principal activities: it owns the Arlington Branch and leases the facility back to Everett Mutual; and through a turnkey contract with Invest Financial Services, it sells annuities, equity securities and mutual funds. Sound Financial, Inc. currently operates with two full time and one part-time registered investment representatives.

     Commercial Bank of Everett and I-Pro do not have any active subsidiaries and none are contemplated at the present time.

Charitable Foundations

     The Everett Mutual Foundation is a charitable organization established in 1990 and funded by Everett Mutual and the Company. At March 31, 2000, The Everett Mutual Foundation had $3.1 million in assets. The assets, liabilities, income and expenses of the foundation are not included in the Consolidated Financial Statements contained herein as they are not part of the Company.

     The EverTrust Foundation also is a charitable organization which was established in 1999 in connection with the Conversion. The EverTrust Foundation was initially funded by the Company with cash and stock from the Conversion. At March 31, 2000, The EverTrust Foundation had $5.0 million in assets. The assets, liabilities, income and expenses of the foundation are not included in the Consolidated Financial Statements contained herein as they are not part of the Company.

                                REGULATION

Everett Mutual and Commercial Bank of Everett

     General. As state-chartered, federally insured financial institutions, Everett Mutual and Commercial Bank of Everett are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Everett Mutual and Commercial Bank of Everett are regularly examined by the FDIC and their state banking regulators and file periodic reports concerning their activities and financial condition with their regulators. Everett Mutual and Commercial Bank of Everett's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of Everett Mutual and Commercial Bank of Everett, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company, Everett Mutual and Commercial Bank of Everett have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     State Regulation and Supervision. As a state-chartered savings bank, Everett Mutual is subject to applicable provisions of Washington law and regulations. As a state-chartered commercial bank, Commercial Bank of Everett is also subject to applicable provisions of Washington law and regulations. State law and regulations govern Everett Mutual's and Commercial Bank of Everett's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. Everett Mutual and Commercial Bank of Everett are subject to periodic examination and reporting requirements by and of their state banking regulators.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. Everett Mutual's and Commercial Bank of Everett's accounts are each insured by the
Bank Insurance Fund to the maximum extent permitted by law.   As insurer of
Everett Mutual and Commercial Bank of Everett's deposits, the FDIC has examination, supervisory and enforcement authority over Everett Mutual and Commercial Bank of Everett.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1999, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As well capitalized banks, Everett Mutual and Commercial Bank of Everett each qualified for the lowest rate on its deposits for 1999.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits will be assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2000, the annualized rate was 2.1 cents per $100 of insured deposits. Because the Banks are insured under the BIF fund, the FICO assessments have increased for 2000 as compared to prior years.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of Everett Mutual and Commercial Bank of Everett.

     Prompt Corrective Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be: "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a Tier I leverage capital ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At March 31, 2000, Everett Mutual and Commercial Bank of Everett were categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that either Everett Mutual or Commercial Bank of Everett fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the
standard.   FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Capital Requirements. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. Everett Mutual and Commercial Bank of Everett calculated their leverage ratio to be 17.5% and 21.2%, respectively, as of March 31, 2000.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. Everett Mutual and Commercial Bank of Everett have calculated their total risk-based ratio to be 21.2% and 24.3%, respectively, as of March 31, 2000, and their Tier 1
risk-based capital ratio to be 20.0% and 23.1%, respectively.   In evaluating
the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measure, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

     The tables below set forth Everett Mutual's and Commercial Bank of Everett's capital position relative to the FDIC capital requirements at March 31, 2000. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                             At March 31, 2000
                                          ----------------------
                                                  Percent of Adjusted
                                          Amount      Total Assets(1)
                                          ------      ---------------
                                       (In thousands)
Everett Mutual Bank:

Tier 1 (leverage) capital...............  $86,192         17.52%
Tier 1 (leverage) capital requirement...   19,675          4.00
                                          -------         -----
Excess..................................  $66,517         13.52%
                                          =======         =====

Tier 1 risk adjusted capital............  $86,192         19.98%
Tier 1 risk adjusted capital
  requirement...........................   17,254          4.00
                                          -------         -----
Excess..................................  $68,938         15.98%
                                          =======         =====

Total risk-based capital................  $91,594         21.23%
Total risk-based capital requirement....   34,508          8.00
                                          -------         -----
Excess..................................  $57,086         13.23%
                                          =======         =====
Commercial Bank of Everett:

Tier 1 (leverage) capital...............  $ 5,192         21.15%
Tier 1 (leverage) capital requirement...      982          4.00
                                          -------         -----
Excess..................................  $ 4,210         17.15%
                                          =======         =====

Tier 1 risk adjusted capital............  $ 5,192         23.10%
Tier 1 risk adjusted capital
  requirement...........................      899          4.00
                                          -------         -----
Excess..................................  $ 4,293         19.10%
                                          =======         =====

Total risk-based capital................  $ 5,453         24.26%
Total risk-based capital requirement....    1,798          8.00
                                          -------         -----
Excess..................................  $ 3,655         16.26%
                                          =======         =====
-----------
(1) For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $491.9 million and $24.5 million for Everett Mutual and Commercial Bank of Everett, respectively. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $431.4 million and $22.5 million for Everett Mutual and Commercial Bank of Everett, respectively.

      The Company believes that, under the current regulations, Everett Mutual and Commercial Bank of Everett will continue to meet their minimum capital requirements in the foreseeable future. However, events beyond the control of Everett Mutual and Commercial Bank of Everett, such as a downturn in the economy in areas where Everett Mutual and Commercial Bank of Everett have most of their loans, could adversely affect future earnings and, consequently, the ability of Everett Mutual and Commercial Bank of Everett to meet their capital requirements.

     Activities and Investments of Insured State-Chartered Banks. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, acquiring or retaining a majority interest in a subsidiary, investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and acquiring or retaining the voting shares of a depository institution if certain requirements are met.

     Federal law provides that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, Everett Mutual is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2000, Everett Mutual held stock in the FHLB of Seattle in the amount of $4.2 million and had advances totaling $28.4 million, which mature in 2000 through 2020 at interest rates ranging from
5.39% to 8.19%.   See "Business -- Deposit Activities and Other Sources of
Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2000, Everett Mutual's and Commercial Bank of Everett's deposit with the Federal Reserve Bank and vault cash exceeded their respective reserve requirements.

     Affiliate Transactions. The Company, Everett Mutual, Commercial Bank of Everett, I-Pro, Inc. and Mutual Bancshares Capital, Inc. are legal entities separate and distinct. Various legal limitations restrict Everett Mutual and Commercial Bank of Everett from lending or otherwise supplying funds to the Company, which is an affiliate of these two financial institution subsidiaries. These restrictions generally limit such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to Everett Mutual and Commercial Bank of Everett as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

     Dividends. Dividends from Everett Mutual constitute the major source of funds for dividends which are paid by the Company. The amount of dividends payable by Everett Mutual to the Company will depend upon Everett Mutual's earnings and capital position, and is limited by federal and state laws, regulations and policies.

    Everett Mutual and Commercial Bank of Everett are both subject to restrictions imposed by Federal law. Federal law provides that no insured depository institution may make any capital distribution, which would include a cash dividend, if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Company

     General. The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve quarterly reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     New Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

     (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (2) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (3) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (4) provides an enhanced framework for protecting the privacy of consumer information;

     (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     (6) modifies the laws governing the implementation of the Community Reinvestment Act; and

     (7) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     The enactment of the GLB Act expanded the structural options available to bank holding companies, such as the Company, and other financial institutions, to permit them to engage in banking and other financial activities. Specifically, the GLB Act provides for the establishment of a new financial holding company.

     The GLB Act permits qualifying companies that own a bank, "financial holding companies," to also own companies that engage in securities underwriting and dealing, insurance agency and underwriting, merchant banking or venture capital activities, the distribution of mutual funds, and securities lending. Financial holding companies may hold any type of deposit-taking subsidiary, including a national bank, a state chartered bank, or a thrift or savings bank. To qualify as a financial holding company, however, each of the company's deposit-taking subsidiaries must be well capitalized, well managed and have at least a "satisfactory" rating under the Community Reinvestment Act.

     In April 2000, the Company notified the Federal Reserve of its election to become a financial holding company. The Federal Reserve declared this election to be effective May 12, 2000.

     Acquisitions. Under the Bank Holding Company Act, a bank holding company must obtain Federal Reserve approval before: acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls the majority of such shares; acquiring all or substantially all of the assets of another bank or bank holding company; or merging or consolidating with another bank holding company.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking and Branching. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant, and its depository institution affiliates, controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

     The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

     Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     On January 27, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 5% (approximately 449,313 shares) of the Company's outstanding common stock. On March 20, 2000, the Board of Directors approved an additional 5% repurchase (approximately 426,847 shares) of the Company's outstanding common stock. On May 22, 2000, the Board of Directors amended the March 20, 2000 stock repurchase plan, increasing the number of shares authorized for repurchase to 10% (approximately 853,694
shares).   At March 31, 2000, the Company had repurchased 449,313 shares of its common stock.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for Everett Mutual and Commercial Bank of Everett. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of March 31, 2000, the Company's total risk based capital was 29.2% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 27.9% of risk-weighted assets.

                                  TAXATION

Federal Taxation

     General. The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Everett Mutual's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Everett Mutual or the Company.

     Bad Debt Reserve. Historically, savings institutions such as Everett Mutual which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. Everett Mutual's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on Everett Mutual's actual loss experience, or a percentage equal to 8% of Everett Mutual's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to Everett Mutual's loss experience, Everett Mutual generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year, which is the last taxable year beginning before January 1, 1988. Everett Mutual has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, Everett Mutual's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if Everett Mutual is a "large" association, with assets in excess of $500 million, on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that Everett Mutual makes "nondividend distributions" to The Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987, or a lesser amount if Everett Mutual's loan portfolio decreased since December 31, 1987, and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in Everett Mutual's taxable income. Nondividend distributions include distributions in excess of Everett Mutual's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Everett Mutual's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from Everett Mutual's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Everett Mutual makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate, exclusive of state and local taxes. See "Regulation -- The Banks -- Dividends" for limits on the payment of dividends by Everett Mutual. Everett Mutual does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income at a rate of 20%. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carryovers. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which Everett Mutual's adjusted current earnings exceeds its alternative minimum taxable income, which is determined without regard to this preference and prior to reduction for net operating losses.
For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income, with certain modification, over $2.0 million is imposed on corporations, including Everett Mutual, whether or not an alternative minimum tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from its subsidiaries as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and its subsidiaries will not file a consolidated tax return, except that if the Company or its subsidiaries owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Company's federal income tax returns have not been audited during the past five years.

Washington Taxation

     The Company is subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. Interest received on loans secured by mortgages or deeds of trust on residential properties and certain investment securities are exempt from such tax.

Competition

     Everett Mutual operates in an intensely competitive market for the attraction of savings deposits, which is its primary source of funds, and in the origination of loans. Historically, its most direct competition for savings deposits has come from credit unions, mutual funds and, to a lesser extent, community banks, large commercial banks and thrift institutions in its primary market area. Particularly in times of extremely low or extremely high interest rates, Everett Mutual has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions and insurance companies. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Personnel

     At March 31, 2000, the Company had four employees and Everett Mutual had 103 employees. On that date, Commercial Bank of Everett, Sound Financial, Inc., I-Pro, Inc. and Mutual Bancshares Capital, Inc. had 10, two, six and three employees, respectively. The employees are not represented by a collective bargaining unit and all companies believe that the relationship with their employees is good.

Item 2.  Properties
-------------------

     Everett Mutual operates 11 full-service facilities and one loan production office, and Commercial Bank of Everett operates one full-service facility. The following table sets forth certain information regarding the Company's and its subsidiaries' offices at March 31, 2000.



                                                                          Net Book Value
                                                                            of Property
                              Leased           Date of       Total          or Leasehold   Total Deposits
                               or      Year     Lease      Approximate     Improvement at       at
Location                      Owned   Opened  Expiration  Square Footage   March 31, 2000   March 31, 2000
--------                      -----   ------  ----------  --------------   --------------   --------------
                                                                           (In thousands)   (In thousands)
EverTrust Financial Group

Administration Office        Leased    1999     2009         2,699(3)         $    418         $      --
2707 Colby Avenue
Suite 600
Everett, WA 98201

Training/Operations Center   Leased    1999     2004         5,023                  --                --
Wetmore Building
2731 Wetmore Avenue
Everett, WA  98201

                                          (table continued on following page)



                                                                          Net Book Value
                                                                            of Property
                              Leased           Date of       Total          or Leasehold   Total Deposits
                               or      Year     Lease      Approximate     Improvement at       at
Location                      Owned   Opened  Expiration  Square Footage   March 31, 2000   March 31, 2000
--------                      -----   ------  ----------  --------------   --------------   --------------
                                                                           (In thousands)   (In thousands)
Everett Mutual Bank

Administration Office         Leased   1994    12/31/14       27,000(1)          603              2,450
2707 Colby Avenue
Suite 600
Everett, WA  98201

Henry Cogswell College        Leased   1991     7/31/11        6,351              --                 --
   Building Annex
Storage Facility
2801 Wetmore Ave.
Everett, WA  98201

Branch Offices:

Main Branch                   Leased   1994    12/31/14    6,000 - Office        389             69,785
2707 Colby Avenue                                         4,000 -  Drive-thru
Suite A
Everett, WA  98201

Silver Lake Branch            Owned    1972      N/A           2,916           1,134             45,195
1902 110th SE
Everett, WA  982008

Monroe Branch                 Owned    1973      N/A           1,917             231             39,920
214 East Main Street
Monroe, WA  98272

Stanwood Branch               Owned    1998      N/A           3,000           1,373              8,093
26606 72nd Avenue NW
Stanwood, WA  98292

Madison Branch                Owned    1976      N/A           2,708             581             45,429
6726 Evergreen Way
Everett, WA  98203

Marysville Branch             Owned    1977      N/A           2,916             671             41,679
1300 State Avenue
Marysville, WA  98270

Snohomish Branch              Leased   1990    6/30/15         2,788             673             33,064
1325 Avenue D
Snohomish, WA  98290

                                        (table continued on following page)


                                                                          Net Book Value
                                                                            of Property
                              Leased           Date of       Total          or Leasehold   Total Deposits
                               or      Year     Lease      Approximate     Improvement at       at
Location                      Owned   Opened  Expiration  Square Footage   March 31, 2000   March 31, 2000
--------                      -----   ------  ----------  --------------   --------------   --------------
                                                                           (In thousands)   (In thousands)

Arlington Branch            Leased(2)  1981     1/1/06         2,883              235            19,942
535 North Olympic
Arlington, WA   98223

Arlington Branch            Leased     1991     Month-to        N/A
Parking stalls (seven)                           month
 adjacent to branch
535 North Olympic
Arlington, WA   98223

Lake Stevens Branch         Leased     1989     8/27/09        2,685              221            32,379
633 Highway 9
Lake Stevens, WA  98258

North Creek Branch          Leased     1989     5/31/03        1,863              120            16,552
18001 Bothell/Everett Highway
Bothell, WA  98012

Smokey Point Branch         Owned      1994      N/A           2,916              866            10,261
17021 Smokey Point Blvd.
Arlington, WA  98223

Eastside Loan Production   Leased      1999     9/30/00          285               --                --
  Office
14205 E. 36th Street
Suite 100
Bellevue, WA 98006

Commercial Bank of Everett
2707 Colby Avenue          Leased      1996    12/31/04        4,271(3)           264            18,237
Suite 715
Everett, WA 98201

I-Pro, Inc.
6838 S. 220th Street       Leased      1997     6/30/02        4,398              342                --
Kent, WA 98032

Mutual Bancshares Capital, Inc.
22020 17th Avenue, SE      Leased      1998    10/31/03        1,413               17                --
Suite 200
Bothell, WA  98021




-------------
(1) 27,000 square feet, of which 4,271 square feet is subleased by Commercial Bank of Everett, 2,699 square feet is subleased by the Company, and 5,625 square feet is subleased by a third party.
(2)  Leased from Sound Financial, Inc., a subsidiary of Everett Mutual.
(3)  Subleased from Everett Mutual.

     The net book value of property includes land, building and leasehold improvements and furniture, fixtures and equipment.

     Everett Mutual also operates nine proprietary automated teller machines that are part of a nationwide cash exchange network, all of which are located at certain offices of Everett Mutual.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving Everett Mutual, such as claims to enforce liens, condemnation proceedings on properties in which Everett Mutual holds security interests, claims involving the making and servicing of real property loans and other issues incident to Everett Mutual's business. Everett Mutual is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of Everett Mutual.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "EVRT". As of March 31, 2000, there were 8,536,937 shares of common stock outstanding and approximately 2,416 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

     Dividend payments by the Company are dependent primarily on dividends received by the Company from Everett Mutual. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the Bank's mutual to stock conversion in 1999. Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets.

     On January 27, 2000, the Company announced that its Board of Directors had authorized the repurchase of up to 5% (approximately 449,313 shares) of the Company's outstanding common stock. On March 20, 2000, the Board of Directors approved an additional 5% repurchase (approximately 426,847 shares)
of the Company's outstanding common stock.   On May 22, 2000, the Board of
Directors amended the March 20, 2000 stock repurchase plan, increasing the number of shares authorized for repurchase to 10% (approximately 853,694 shares). At March 31, 2000, the Company had repurchased 449,313 shares of its common stock.

     The following table sets forth the market price range of the Company's common stock for the year ended March 31, 2000. This information was provided by the Nasdaq Stock Market.

             Year                      High    Low   Dividends
             ----                      ----    ---   ---------

             2000  First Quarter        N/A    N/A     N/A
                   Second Quarter       N/A    N/A     N/A
                   Third Quarter      10.938  9.344    N/A
                   Fourth Quarter      9.813  8.938   0.05

Item 6.     Selected Financial Data
------------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiaries at and for the dates indicated. Since the Company had not commenced operations prior to the Conversion in September 1999, the financial information presented for the periods prior to 1999 is that of the Company's predecessor, Mutual Bancshares, and its subsidiaries only. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiaries contained in Item 8 of this Form 10-K.

                                               At March 31,
                             -----------------------------------------------
                              2000       1999      1998      1997     1996
                              ----       ----      ----      ----     ----
                                              (In thousands)
FINANCIAL CONDITION DATA:

Total assets............... $555,212  $452,089  $421,305  $399,158  $384,364
Investment securities .....  108,054    75,432    59,694    52,809    41,144
Loans receivable, net......  416,116   315,327   311,951   293,134   292,233
Deposit accounts...........  382,986   375,896   350,971   329,770   314,648
Borrowings.................   34,423    18,949    15,503    20,057    24,111
Total equity...............  133,529    52,263    51,096    46,143    42,694

                                           Year Ended March 31,
                             -----------------------------------------------
                              2000       1999      1998      1997     1996
                              ----       ----      ----      ----     ----
                                              (In thousands)
OPERATING DATA:

Interest income............  $38,434   $33,894   $33,462   $31,049   $30,207
Interest expense...........   18,832    17,837    17,899    17,010    16,781
                             -------   -------   -------   -------   -------
Net interest income........   19,602    16,057    15,563    14,039    13,426
Provision for loan losses..      810       780       420       420       458
                             -------   -------   -------   -------   -------
Net interest income after
 provision for loan losses.   18,792    15,277    15,143    13,619    12,968
Other operating income.....    1,290     1,927     1,792     1,074     1,512
Other operating expenses...   19,696    15,532    10,287     9,796     9,026
                             -------   -------   -------   -------   -------
Income before income taxes.      386     1,672     6,648     4,897     5,454
Provision for income taxes.     (186)      261     2,114     1,387     1,561
                             -------   -------   -------   -------   -------
Net income.................  $   572   $ 1,411   $ 4,534   $ 3,510   $ 3,893
                             =======   =======   =======   =======   =======

                                               At March 31,
                             -----------------------------------------------
                              2000       1999      1998      1997     1996
                              ----       ----      ----      ----     ----
OTHER DATA:

Number of:
 Loans outstanding.........  4,119      3,505      3,645    3,762    3,875
 Deposit accounts ......... 30,404     30,221     29,846   29,751   29,593
 Full service banking
   offices . . ............     12         12         11       11       10

                                                At or For
                                           Year Ended March 31,
                             -----------------------------------------------
                              2000       1999      1998      1997     1996
                              ----       ----      ----      ----     ----

KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on assets(1).......   0.11%     0.33%      1.11%     0.91%    1.06%
 Return on equity(2)(7)(8).     NM      2.71       9.54      8.07     9.53
 Equity-to-assets ratio(3).  18.47     12.18      11.66     11.26    11.13
 Interest rate spread (4)..   3.08      3.20       3.27      3.12     3.20
 Net interest margin(5)....   3.97      3.83       3.89      3.70     3.75
 Average interest-earning
   assets to average
   interest-bearing
   liabilities ............ 123.32    114.75     113.85    113.00   111.62
 Other operating expenses
   as a percent of average
   total assets............   3.89      3.64       2.53      2.54     2.46
 Efficiency ratio(6)(7)(8).    NM      66.74      58.64     64.07    59.81

Capital Ratios:

 Leverage..................  24.90     11.80      12.20     11.70    11.30
 Tier 1 risk-based.........  27.90     13.70      14.90     14.90    14.40
 Total risk-based..........  29.20     14.90      16.10     16.20    15.70

Asset Quality Ratios:
 Nonaccrual and 90 days or
   more past due loans as a
   percent of total loans,
   net. ...................   0.10      0.12       0.27      0.35     0.43
 Nonperforming assets as a
   percent of total assets.   0.07      0.08       0.20      0.48     0.59
 Allowance for losses as a
   percent of gross loans
   receivable..............   1.53      1.62       1.48      1.45     1.37
 Allowance for loan losses
   as a percent of non-
   performing loans........1593.12   1500.53     582.28    440.33   329.59
 Net charge-offs to
   average outstanding
   loans ..................     --        --       0.01      0.03     0.01

--------------
(1)   Net earnings divided by average total assets.
(2)   Net earnings divided by average equity.
(3)   Average equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)   Net interest income as a percentage of average interest-earning assets.
(6) Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7) Calculations are not meaningful for the year ended March 31, 2000 given the Company went public on September 30, 1999 and the one time charitable contribution expenses of $5.2 million made during the second quarter.
(8) The year ended March 31, 1999 includes a one time contribution expense of $3.2 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

General

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Company and its subsidiaries. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained in Item 8 of this Form 10-K, as well as the other sections of this Form 10-K.

     The Company's results of operations depend primarily on its net interest income, which is the difference between the income earned on its interest-earning assets, consisting of loans and investments, and the cost of its interest-bearing liabilities, consisting of deposits and primarily FHLB of Seattle borrowings. The Company's net income is also affected by, among other things, fee income, provisions for loan losses, operating expenses and income tax provisions. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Forward-Looking Statements

     This Form 10-K contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Company's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Operating Strategy

     EverTrust is the successor to Mutual Bancshares, a mutual bank holding company, which converted to stock form on September 30, 1999. The Company replaced Mutual Bancshares as the holding company for Everett Mutual, a Washington state chartered savings bank; Commercial Bank of Everett, a Washington state chartered commercial bank; I-Pro, Inc., a Washington corporation, which is an item processing company; and Mutual Bancshares Capital, Inc., a Washington corporation, which is a venture capital firm.

     Everett Mutual's strategy is to operate as a community-based, retail oriented financial institution offering a wide variety of banking products, delivered and distinguished by providing a superior level of customized service to individuals. Everett Mutual attracts retail deposits and generates real estate secured loans through its 11 full service banking offices and its one loan production office using targeted marketing, customer cross-selling, referrals and its longstanding reputation in its market area as a primary means of meeting this strategy. Everett Mutual strives to serve a niche base of higher balance transaction account customers by offering tiered, interest-bearing products, versus a mass market strategy that seeks lower balance/no interest/high fee transaction accounts. In addition to offering one- to- four family real estate loans, The Bank focuses on construction and land development loans, as well as multi-family and commercial real estate loans. Since single family lending has become a commodity product, Everett Mutual has sought to diversify its lending activities by emphasizing real estate construction, multi-family and commercial lending. This diversification has allowed for continued customization of its lending products in a highly competitive environment. To a lesser, but increasing extent, the Bank also originates consumer loans and intends to continue to build the consumer lending segment of its loan portfolio through a broadened product line with an emphasis on quality service. See Item 1, "Business -- Lending Activities."

     Commercial Bank of Everett's strategy is to operate as a community-based financial institution primarily focused on serving the needs of business banking customers with a high level of customer service. This strategy is accomplished by providing banking services directly at the customer's place of business, including lending and non-cash deposit activities, to the greatest extent possible. Commercial Bank of Everett does not directly compete with Everett Mutual's retail customer focus. Rather, Commercial Bank of Everett and Everett Mutual serve to complement each other through an organized referral network that provides both banks with the opportunity for increased business. Commercial Bank of Everett was formed as a start-up bank under a separate banking charter in order to foster and preserve a true commercial banking culture which is diverse from the historical operating strategy of Everett Mutual. Commercial Bank of Everett's business consists primarily of attracting non-cash deposits from business customers and, to a lesser extent, the general public, and using those funds to originate commercial loans to a wide variety of small businesses and professional service companies in the local market. As an accommodation to its business customers and other contacts made during the normal course of business, Commercial Bank of Everett originates consumer loans, and acts as a broker to Everett Mutual on one- to-four family residential loans, multi-family and commercial real estate loans. See Item 1, "Subsidiaries -- Business of Commercial Bank of Everett."

     The operating strategy of the Company's other minor subsidiaries, I-Pro, Inc. and Mutual Bancshares Capital, Inc. is to complement and enhance the efficiencies of Everett Mutual and Commercial Bank of Everett through cross-marketing and referral opportunities and by producing additional sources of noninterest income that are not generally subject to the same cyclical influences of the banking business. I-Pro, Inc.'s operating strategy is to provide superior quality backroom check processing and electronic imaging services for banks, with the long-term objective of supplying this technology to non-financial businesses for similar applications. The company employs state of the art check and statement imaging technology and customized services to accomplish this objective. At March 31, 2000, I-Pro, Inc.'s sole clients included Everett Mutual and Commercial Bank of Everett. The operating strategy of Mutual Bancshares Capital, Inc. is to provide, through an organizational structure more fully explained in "Business of Mutual Bancshares Capital, Inc.," management services and limited partnership venture capital investments under licensing by the Small Business Administration as a Small Business Investment Company. These management and investment opportunities are expected to result in an additional source of non-interest income to the consolidated operations of the Company and provide for potential cross-selling opportunities with the other subsidiaries of the Company as
well.    See Item 1, "Business -- Subsidiary Activities -- Business of I-Pro,
Inc." and "-- Business of Mutual Bancshares Capital, Inc."

     The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to invest dividends received from Everett Mutual into additional operating subsidiaries, which currently consist of Commercial Bank of Everett, I-Pro, Inc. and Mutual Bancshares Capital, Inc., in an effort to expand and diversify the consolidated operations of the Company across a variety of companies that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Conversion and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue and accelerate, although there are no specific acquisitions or new business formations planned at this time.

Comparison of Financial Condition at March 31, 2000 and March 31, 1999

     Total assets increased 22.8% from $452.1 million at March 31, 1999 to $555.2 million at March 31, 2000, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits, borrowings and the capital raised through the initial public offering of the Company's common stock.

     Cash and cash equivalents decreased 41.7% from $13.2 million at March 31, 1999 to $7.7 million at March 31, 2000, primarily as a result of a decrease in Federal Reserve Bank balances, overnight Fed Funds and FHLB investments that were used to fund growths in the securities available for sale and loan portfolios.

     Securities available for sale increased 55.8% from $61.6 million at March 31, 1999 to $96.0 million at March 31, 2000, as proceeds received from the sale of the Company's common stock were used to fund growth primarily in U.S. agency securities and mortgage-backed securities. These investments provide greater liquidity, higher credit quality and provide the Company the ability to pledge them for use in future borrowings. Management intends to place most new investment purchases in the available for sale category which allows for active management of the securities portfolio to meet liquidity and asset/liability management needs. See Item 1, "Business -- Investment Activities."

     Loans receivable, net, including loans held-for-sale, increased 17.1% from $345.0 million at March 31, 1999 to $416.1 million at March 31, 2000, primarily as a result of multi-family and commercial real estate permanent loans which increased $77.1 million from March 31, 1999 to March 31, 2000. Total loans, before deducting undisbursed loan proceeds, deferred loan fees, and reserves for loan losses, increased 24.5% from $382.1 million at March 31, 1999 to $475.6 million at March 31, 2000. The growth was the result of increased levels of multi-family and commercial real estate construction and permanent loan originations. Total originations of these loan types for the year ended March 31, 2000 was $138.1 million. Total one- to- four family loans decreased $31.6 million from March 31, 1999 to March 31, 2000, as the Company sold all loans held for sale and refinancing activity slowed due to increases in mortgage interest rates throughout the year.

     Loans held for sale on the secondary market decreased from $29.6 million at March 31, 1999 to $0 at March 31, 2000. This decrease resulted primarily from the sale of loans which in turn were used to fund higher yielding loan products such as multi-family and commercial real estate loans. Increased loan sales throughout the year were designed to reduce the Company's exposure to the risk of rising interest rates.

     Premises and equipment, net, increased $100,000 from $8.0 million at March 31, 1999 to $8.1 million at March 31, 2000, as a result of equipment purchases partially offset by depreciation expense. For the years ended March 31, 1999 and 2000, depreciation expense was $1.5 million and $963,000, respectively. See Item 2, "Properties."

     Deposits increased 1.9% from $375.9 million at March 31, 1999 to $383.0 million at March 31, 2000, primarily as a result of interest credited back to accounts offset in part by withdrawals by customers to fund stock purchases in the Company's initial public offering.

     Borrowings increased 82.0% from $18.9 million at March 31, 1999 to $34.4 million at March 31, 2000, primarily to fund growth in the loan portfolio. The Company will continue to use borrowings as needed to fund loan growth. The type of borrowings, either short-term or long-term, will be based on the interest rate environment and liquidity considerations.

     Total capital increased 155.3% from $52.3 million at March 31, 1999 to $133.5 million at March 31, 2000, primarily as a result of the sale of common stock in the Company's initial public offering.

Comparison of Operating Results for the Years Ended March 31, 2000 and 1999

     Net Income. Net income decreased 59.4% from $1.4 million for the year ended March 31, 1999 to $572,000 for the year ended March 31, 2000 primarily as a result of a $5.2 million, pre-tax, charitable contribution to the EverTrust Foundation, increased noninterest expenses for salaries and benefits, losses on the sale of mortgage loans and management consulting costs. These costs were not fully offset by increased net interest income.

     The following table sets forth all significant nonrecurring items affecting net income for the periods reported:

                                                      Year Ended March 31,
                                                   ------------------------
                                                    2000     1999     1998
                                                    ----     ----     ----
                                                            (In thousands)

Net income as reported............................ $   572  $ 1,411  $ 4,534
Nonrecurring items (net of tax):
  Charitable contributions to foundations.........   3,432    1,980       --
  Termination of defined benefit plan.............    (348)      --       --
                                                   -------  -------  -------
Net income -- core................................ $ 3,656  $ 3,391  $ 4,534
                                                   =======  =======  =======

     Net Interest Income. Net interest income increased 21.7% from $16.1 million for the year ended March 31, 1999 to $19.6 million for the same period in 2000 as total interest income increased more than total interest expense.

     Total interest income increased 13.3% from $33.9 million for the year ended March 31, 1999 to $38.4 million for the year ended March 31, 2000 primarily as a result of an increase in the average balance of loans receivable, net, investment securities, and cash and cash equivalents. The increases in the average balances more than offset a decline in the average yield. The average balances of loans receivable, net, increased $40.9 million from $334.9 million for the year ended March 31, 1999 to $375.8 million for the same period in 2000 as a result of increased loan originations of multifamily and commercial real estate loans. The average yield on loans declined from 8.62% for the year ended March 31, 1999 to 8.37% for the year ended March 31, 2000 primarily as a result of the origination of adjustable rate mortgages which usually start at a lower rates than fixed rate mortgage loans. The lower yield is also effected by prior year's refinancing activity which lowered rates on many loans which are held in the Company's portfolio. Interest and dividends earned on investment securities increased from $5.0 million for the year ended March 31, 1999 to $7.0 million for the same period in 2000 as average balances increased from $67.8 million for the year ended March 31, 1999 to $94.7 million for the year ended March 31, 2000 as a result of investing funds received in connection with the sale of the Company's common stock. Increases in the average balances of cash and cash equivalent from $12.9 million for the year ended March 31, 1999 to $19.5 million for the year ended March 31, 2000 were due primarily to higher cash balances maintained during the subscription period prior to the closing of the initial public offering.

     Total net interest expense increased 5.6% from $17.8 million for the year ended March 31, 1999 to $18.8 million for the year ended March 31, 2000 as a result of an increase in the average balance of deposits and borrowings. The average balance of total deposits increased $32.0 million from $349.2 for the year ended March 31, 1999 to $381.2 million for the same period in 2000, however, the weighted average cost of deposits decreased 19 basis points due to shorter maturity periods on the certificate of deposits which in turn lowered their overall cost. Interest expense on FHLB advances and other borrowings increased $170,000 from $1.0 million for the year ended March 31, 1999 to $1.2 million for the year ended March 31, 2000 primarily as a result of increased average balances.

     The Company's interest rate spread was 3.20% for the year ended March 31, 1999 and 3.08% for the same period in 2000. The net interest margin increased from 3.83% for the year ended March 31, 1999 to 3.97% for the same period in 2000 as funds received from the public offering were invested in interest-earning assets.

     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risk in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loan. See Item 1, "Business--Lending Activities-- Nonperforming Assets and Delinquencies" and Note 1 to Consolidated Financial Statements in Item 8 of this Form 10-K.

     The provision for loan losses was $810,000 for the year ended March 31, 2000 compared to $780,000 for the year ended March 31, 1999. This resulted from management's ongoing consistent application of its formula analysis methodology which measures changes in loan portfolio composition by collateral categories, including loan commitments and classified loans. The formula analysis is supplemented by management's ongoing assessment of overall credit quality of the portfolio, including loan delinquencies and peer group analysis, adjusted for current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based on judgement different from that of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. The allowance for loan losses was $6.5 million, or 1.53% of total loans at March 31, 2000, compared to $5.7 million, or 1.62% of total loans at March 31, 1999.

     Noninterest Income. Total noninterest income decreased 31.6% from $1.9 million for the year ended March 31, 1999 to $1.3 million for the year ended March 31, 2000. The decrease resulted primarily from $623,000 in losses incurred on the sale of $33.9 million in one-to-four family mortgage loans.

     Noninterest Expense. Total noninterest expense increased 27.1% from $15.5 million for the year ended March 31, 1999 to $19.7 million for the ended March 31, 2000 primarily as a result of $5.2 million of charitable contributions to the EverTrust Foundation, as compared to $3.4 million during fiscal year 1999. Management expects that the $5.2 million contribution will be fully tax deductible for income tax purposes under Internal Revenue Service provisions allowing corporations to carry over to the five succeeding tax years contributions that exceed 10% of taxable income limitation. As a result, a deferred tax asset of $2.5 million relating to current and prior year charitable contributions carry over is included in other assets in the financial statements at March 31, 2000. Also contributing to the increase in noninterest expense were increases in salaries and employee benefits, occupancy and equipment expense, and professional services costs. Salaries and employee benefits increased from $5.4 million for the year ended March 31, 1999 to $6.7 million for the year ended March 31, 2000 as a result of increased staffing levels and general salary increases. Increased staffing levels reflect the Company's continued process of building the infrastructure for future growth. Also during this period, as part of EverTrust's conversion from mutual to stock form, the Company terminated its defined pension plan, which resulted in the reversal of accrued benefit costs of $547,000. This was partially offset by compensation expense of $329,000 related to the new ESOP. The ESOP expense will be ongoing for the next four years and result in additional compensation expense (dependent on the average price of common stock throughout each period) each quarter. Occupancy and equipment expense increased from $3.1 million for the year ended March 31, 1999 to $3.4 million for the same period in 2000 as a result of a company wide computer upgrade resulting in additional costs of $347,000. It is the Company's policy to expense all computer equipment (with the exception of servers) when purchased. Other non-interest expense increased $900,000 from $2.8 million for the year ended March 31, 1999 to $3.7 million for the same period in 2000 primarily as the result of professional services costs incurred related to the Company's upcoming computer conversion which is anticipated to be completed during the third quarter of the fiscal year ending March 31, 2001 and transition from a private to public company.

     Provision for Income Taxes. The provision for income taxes decreased from $261,000 for the year ended March 31, 1999 to a tax benefit of $186,000 for the year ended March 31, 2000. The change in the effective tax rate is primarily the result of the effect of tax-exempt interest and federal low income housing tax credits. For the year ended March 31, 1999, tax-exempt interest and federal low income housing tax credits lowered the effective tax rate 770 basis points and 1,290 basis points, respectively. For the year ended March 31, 2000, these same items lowered the effective tax rate 3,030 basis points and 5,600 basis points, respectively.

     The deferred portion of the provision for income taxes was ($1.7) million for the year ended March 31, 1999 and ($2.1) million for the year ended March 31, 2000. The change in the deferred portion is primarily attributable to expenses for bad debts, depreciation, equipment expense and charitable contributions, that were not fully deductible in the current tax year, offset by income deferred into future years comprised primarily of FHLB stock dividends.

Comparison of Operating Results for the Years Ended March 31, 1999 and 1998

     Net Income. Net income decreased 68.9% from $4.5 million for the year ended March 31, 1998 to $1.4 million for the year ended March 31, 1999 primarily as a result of $3.4 million, pre-tax, in charitable contributions (primarily to The Everett Mutual Foundation), higher loan loss provisions and increased noninterest expenses for salaries and benefits and occupancy that were not fully offset by higher net interest income and higher noninterest income.

     Net Interest Income. Net interest income increased 3.2% from $15.6 million for the year ended March 31, 1998 to $16.1 million for the same period in 1999 as total interest income increased more than total interest expense.

     Total interest income increased 1.3% from $33.5 million for the year ended March 31, 1998 to $33.9 million for the year ended March 31, 1999 primarily as a result of an increase in the average balance of loans receivable, net, which more than offset a decline in the average yield. The average balance of loans receivable, net, increased from $322.8 million for the year ended March 31, 1998 to $334.9 million for the year ended March 31, 1999 as a result of increased loan demand. The average yield earned on loans declined from 8.87% for the year ended March 31, 1998 to 8.62% for the year ended March 31, 1999 primarily as a result of loan refinancings and new loan originations at lower market interest rates. Interest and dividends earned on investment and mortgage-backed securities increased from $4.8 million for the year ended March 31, 1998 to $5.0 million for the year ended March 31, 1999 as average balances increased from $64.0 million for the year ended March 31, 1998 to $71.6 million for the year ended March 31, 1999 as a result of investing cash from deposit increases.

     Total interest expense remained virtually unchanged from $17.9 million for the year ended March 31, 1998 to $17.8 million for the year ended March 31, 1999. The average balance of total deposits increased $15.5 million but the weighted average cost of deposits decreased 20 basis points due to a general decline in market interest rates. The average balance of certificates of deposit increased from $177.9 million for the year ended March 31, 1998 to $182.0 million for the year ended March 31, 1999 as a result of interest credited to accounts and deposit increases at the new Stanwood branch office. Interest expense on FHLB advances decreased $100,000 from $1.1 million at March 31, 1998 to $1.0 million at March 31, 1999 primarily as a result of a decrease in average balances.

     The Company's interest rate spread was 3.27% for the year ended March 31, 1998 and 3.20% for the same period in 1999. The net interest margin declined from 3.89% for the year ended March 31, 1998 to 3.83% for the same period in 1999 as the yield on interest-earning assets decreased more than the cost of interest-bearing liabilities. It is anticipated that the net interest margin may be subject to decline as a result of intense pricing competition for both loans and deposits in the market area.

     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. See
Item 1, "Business -- Lending Activities -- Nonperforming Assets and Delinquencies" and Note 1 of the Notes to Consolidated Financial Statements contained in Item of this Form 10-K.

     The provision for loan losses was $780,000 for the year ended March 31, 1999 compared to $420,000 for the year ended March 31, 1998. This resulted from management's ongoing consistent application of its formula analysis methodology which measures changes in loan portfolio composition by collateral categories, including loan commitments and classified loans. The formula analysis is supplemented by management's ongoing assessment of overall credit quality of the portfolio, including loan delinquencies and peer group analysis, adjusted for current economic conditions. The allowance for loan losses was $5.7 million, or 1.62% of total loans at March 31, 1999, compared to $4.9 million or 1.48% of total loans at March 31, 1998. The unallocated portion of the allowance for loan losses was $377,000 and $329,000
at March 31, 1999 and March 31, 1998, respectively.   The increased allowance
level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans, business loans and credit card loans during the period, which comprised $224.5 million, or 58.8% of the portfolio at March 31, 1999, versus $206.2 million, or 57.9% of the portfolio at March 31, 1998. The allocated portion of the allowance for loan losses for these loan types was $3.3 million at March 31, 1999 and $2.9 million at March 31, 1998. In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. There have been significant negative changes in the economic environment and governmental regulations from March 31, 1998. In particular, The Boeing Company has announced company-wide layoffs of 48,000, with 31,000 of the layoffs expected to occur in the State of Washington. As home to the largest Boeing assembly plant in the state, Snohomish County is particularly affected by the layoffs since 20% of jobs in the County are in the aerospace industry, including parts manufacturers and other suppliers to Boeing. As a result of the foregoing, the level of reserves allocated to one- to- four family loans increased to $784,000 at March 31, 1999 from $320,000 at March 31, 1998. In addition, the listing of chinook salmon as an endangered species and the resulting impact that designation has on the ability of Everett Mutual's commercial construction and speculative construction borrowers' abilities to complete projects, warranted higher reserve levels.

     Noninterest Income. Total noninterest income increased 7.5% from $1.8 million for the year ended March 31, 1998 to $1.9 million for the year ended March 31, 1999. This increase resulted primarily from the gain on sale of equity securities and, to a lesser extent, increased earnings on automated teller machine operations as a result of the expanded network of owned machines. The increases were partially offset by lower earnings on the sale of other real estate owned and residential mortgage loans.

     Noninterest Expense. Total noninterest expense increased 51.0% from $10.3 million for the year ended March 31, 1998 to $15.5 million for the year ended March 31, 1999 primarily as a result of $3.4 million of charitable contributions, primarily to The Everett Mutual Foundation, as compared to a $106,000 during fiscal 1998. Management expects that the $3.4 million contribution will be fully tax deductible for income tax purposes under Internal Revenue Service provisions allowing corporations to carry over to the five succeeding tax years contributions that exceed the 10% of taxable income limitation. As a result, a deferred tax asset of $883,000 relating to the charitable contribution carry over is included in other assets in the financial statements at March 31, 1999. Also contributing to the increase in noninterest expenses were increases in salaries and employee benefits, occupancy and fixed assets, and Y2K preparation and testing costs. Salaries and employee benefits increased from $4.8 million for the year ended March 31, 1998 to $5.4 million for the year ended March 31, 1999 as a result of increased staffing levels, general salary increases and related payroll tax cost. Occupancy and equipment expense increased from $2.4 million for the year ended March 31, 1998 to $3.1 million for the year ended March 31, 1999 primarily as a result of expenses associated with accelerated depreciation on electronic equipment. Noninterest expense can be expected to increase in subsequent periods as a result of increased costs associated with operating as a public company and increased compensation expense as a result of the adoption of the employee stock ownership plan and, if approved by the Company's stockholders, the management recognition and development plan.
After the contribution made to The EverTrust Foundation as part of the Conversion, the Company does not intend to make significant contributions to The Everett Mutual Foundation in the future.

     Provision for Income Taxes. The provision for income taxes decreased from $2.1 million for the year ended March 31, 1998 to $261,000 for the year ended March 31, 1999 as a result of lower income before income taxes. The effective tax rate was 31.8% for the year ended March 31, 1998 and 15.6% for the year ended March 31, 1999. The effective tax rate was lower primarily as a result of tax-exempt interest and federal low income housing tax credits. For the year ended March 31, 1998, tax-exempt interest and federal low income housing tax credits lowered the effective tax rate 160 basis points and 320 basis points, respectively. For the year ended March 31, 1999, these same items lowered the effective tax rate 770 basis points and 1,290 basis points, respectively.

     The deferred portion of the provision for income taxes was ($437,000) for the year ended March 31, 1998 and ($1.7) million for the year ended March 31, 1999. The change in the deferred portion is primarily attributable to expenses for bad debts, depreciation and charitable contributions, that were not fully deductible in the current tax year, offset by income deferred into future years which was comprised primarily of FHLB stock dividends.

Average Balances, Interest and Average Yields/Cost

     The earnings of Everett Mutual and Commercial Bank of Everett depend largely on the spread between the yield on interest-earning assets, which consist primarily of loans and investments, and the cost of interest-bearing liabilities, which consist primarily of deposit accounts and borrowings, as well as the relative size of Everett Mutual's and Commercial Bank of Everett's interest-earning assets and interest-bearing liabilities.

     The following table sets forth, on a consolidated basis for the Company for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average of daily balances during the period.


                                                            Year Ended March 31,
                                -----------------------------------------------------------------------
                                           2000                     1999                    1998
                                ---------------------    ---------------------    ---------------------
                                         Interest                 Interest                 Interest
                                Average    and   Yield/  Average    and   Yield/  Average    and   Yield/
                                Balance Dividends Cost   Balance Dividends Cost   Balance Dividends Cost
                                ------- --------- ----   ------- --------- ----   ------- --------- ----
                                                          (Dollars in thousands)

Interest-earning assets:
 Loans receivable, net(1)..... $375,804  $ 31,464 8.37%  $334,896  $28,852 8.62% $322,811  $28,625 8.87%
 Investment securities. ......   94,651     5,674 5.99     67,771    4,058 5.99    60,493    3,807 6.29
 Federal Home Loan Bank stock.    4,105       290 7.06      3,787      291 7.68     3,488      273 7.83
 Cash and cash equivalents....   19,513     1,006 5.26     12,892      693 5.38    13,699      757 5.53
                               --------   ------- ----   --------  ------- ----  --------  ------- ----
  Total interest-earning
    assets....................  494,073    38,434 7.78    419,346   33,894 8.08   400,491   33,462 8.36
                                          ------- ----             ------- ----            ------- ----
Noninterest-earning assets....   12,593                     7,580                   6,493
                               --------                  --------                --------
  Total average assets........ $506,666                  $426,926                $406,984
                               ========                  ========                ========
Interest-bearing liabilities:
 Savings accounts. ........... $ 17,445       483 2.77   $ 11,454      316 2.76  $ 10,373      309 2.98
 NOW accounts ................   34,942       907 2.60     32,227      845 2.62    29,992      839 2.80
 Money market deposit
   accounts...................  135,503     5,737 4.23    123,469    5,354 4.34   115,514    5,264 4.56
 Certificates of deposit......  193,342    10,514 5.44    182,016   10,301 5.66   177,877   10,350 5.82
                               --------   ------- ----   --------  ------- ----  --------  ------- ----
  Total deposits..............  381,232    17,641 4.63    349,216   16,816 4.82   333,756   16,762 5.02
 Borrowings ..................   19,417     1,191 6.13     16,215    1,021 6.30    18,003    1,137 6.32
                               --------   ------- ----   --------  ------- ----  --------  ------- ----
  Total interest-bearing
    liabilities...............  400,649    18,832 4.70    365,431   17,837 4.88   351,759   17,899 5.09
                                          ------- ----             ------- ----            ------- ----
 Noninterest-bearing
   liabilities................   12,412                     9,449                   7,713
                               --------                  --------                --------
  Total average liabilities...  413,061                   374,880                 359,472

Average equity................   93,605                    52,046                  47,512
                               --------                  --------                --------
  Total liabilities and
    equity.................... $506,666                  $426,926                $406,984
                               ========                  ========                ========
Net interest income............          $ 19,602                 $ 16,057                $ 15,563
                                         ========                 ========                ========
Interest rate spread ..........                   3.08%                    3.20%                   3.27%
                                                  =====                    =====                   =====
Net interest margin. ..........                   3.97%                    3.83%                   3.89%
                                                  =====                    =====                   =====
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities..................            123.32%                  114.75%                 113.85%
                                           ======                   ======                  ======
--------------
(1) Average loans includes non-performing loans and loans held for sale.  Interest income does not include interest on loans 90 days or more past due.

                                                           53

Rate/Volume Analysis

     The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to effects on interest income attributable to changes in volume, which are changes in volume multiplied by prior rate; effects on interest income attributable to changes in rate, which are changes in rate multiplied by prior volume; and changes in rate/volume, which are changes in rate multiplied by change in volume.



                                            Year Ended March 31,                 Year Ended March 31,
                                           2000 Compared to Year                1999 Compared to Year
                                            Ended March 31, 1999                Ended March 31, 1998
                                             Increase (Decrease)                  Increase (Decrease)
                                                   Due to                              Due to
                                         -----------------------------      -----------------------------
                                                         Rate/                              Rate/
                                         Rate   Volume   Volume  Total      Rate   Volume   Volume  Total
                                         ----   ------   ------ ------      ----   ------   ------  -----
                                                                   (In thousands)
Interest-earning assets:
  Loans receivable, net ............    $(813)  $3,524   $ (99)  2,612   $  (814)  $1,072  $  (30) $ 228
  Investment securities ............        5    1,609       2   1,616      (185)     458     (22)   251
  Federal Home Loan Bank stock .....      (23)      24      (2)     (1)       (5)      23      --     18
  Interest-bearing deposits.........      (28)     356     (15)    313       (21)     (45)      1    (65)
                                        -----   ------   -----  ------   -------   ------  ------  -----
     Total net change in income on
       interest-earning assets......    $(859)  $5,513   $(114)  4,540   $(1,025)  $1,508  $  (51)   432
                                        =====   ======   =====  ======   =======   ======  ======  =====
Interest-bearing liabilities:
  Savings accounts..................    $   1   $  165   $   1     167   $   (23)  $   32  $   (2)     7
  NOW accounts......................       (7)      70      (1)     62       (54)      64      (4)     6
  Money market deposit..............
    accounts........................     (127)     522     (12)    383      (255)     363     (18)    90
  Certificates of deposit ..........     (403)     641     (25)    213      (283)     241      (7)   (49)
                                        -----   ------   -----  ------   -------   ------  ------  -----
      Total average deposits........     (536)   1,398     (37)    825      (615)     700     (31)    54
 Borrowings ........................      (26)     201      (5)    170        (3)    (113)     --   (116)
                                        -----   ------   -----  ------   -------   ------  ------  -----
      Total net change in expense
        on interest-bearing
        liabilities.................    $(562)  $1,599   $ (42)    995   $  (618)  $  587  $  (31)   (62)
                                        =====   ======   =====  ======   =======   ======  ======  =====
Net change in net interest income ..                            $3,545                              $494
                                                                ======                             =====

Yields Earned and Rates Paid

     The following table sets forth, on a consolidated basis, for the periods and at the date indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                            For the Year
                                                          Ended March 31,
                                          At March 31,  --------------------
                                              2000      2000    1999    1998
                                          ------------  ----    ----    ----
Weighted average yield on:
  Loans receivable, net (1).................  8.11%     8.37%   8.62%   8.87%
  Investment securities.....................  6.14      5.99    5.99    6.29
  Federal Home Loan Bank stock..............  6.50      7.06    7.68    7.83
  Cash and cash equivalents.................  6.26      5.16    5.38    5.53
     Total interest-earning assets..........  7.70      7.78    8.08    8.36

Weighted average rate paid on:
  Savings accounts .........................  2.75      2.77    2.76    2.98
  NOW accounts .............................  2.61      2.60    2.62    2.80
  Money market deposit accounts ............  4.25      4.23    4.34    4.56
  Certificates of deposit. .................  5.64      5.44    5.66    5.82
     Total average deposits.................  4.78      4.63    4.82    5.02
  Federal Home Loan Bank advances ..........  6.25      6.13    6.30    6.32
     Total interest-bearing liabilities.....  4.91      4.70    4.88    5.09

Interest rate spread (spread between weighted
   average rate on all interest-earning assets
   and all interest-bearing liabilities)....  2.79      3.08    3.20    3.70

Net interest margin (net interest income
   (expense) as a percentage of average
    interest-earning assets) ...............    --      3.70    3.83    3.89
------------
(1) Weighted average rate earned on loans does not include earnings from deferred loan fees at March 31, 2000. Earnings from the amortization of loan fees was included in the weighted average rate calculations for the years ended March 31, 2000, 1999 and 1998.

Asset and Liability Management and Market Risk

     Risks When Interest Rates Change. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The following table sets forth at March 31, 2000, the estimated percentage change in Everett Mutual's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

                                             Estimated Change in
                                   ---------------------------------------
  Change (In Basis Points ("bp"))  Net Interest Income    Economic Value of
      in Interest Rates (1)        (next four quarters)   Portfolio Equity
  ------------------------------   --------------------   -----------------

               400 bp                     (5.8)%                (13.4)%
               300                        (8.4)                  (9.4)
               200                       (10.2)                  (6.0)
               100                        (5.6)                  (2.9)
                 0                          --                     --
              (100)                        4.4                    2.7
              (200)                        1.9                    5.3
              (300)                       (4.3)                   7.8
              (400)                      (13.8)                  10.1

-----------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

     The assumptions used by management to evaluate the vulnerability of Everett Mutual's income and capital to changes in interest rates in the preceding table are described below. Although management believes these assumptions are reasonable, the interest rate sensitivity of Everett Mutual's assets and liabilities and the estimated effects of changes in interest rates on Everett Mutual's (and hence the Company's) net interest income and market value of portfolio equity indicated in the preceding table could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturity horizons will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table.

     The assumptions used by management were based upon proprietary data and are reflective of historical results or current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates, and the market value of certain assets under the various interest rate scenarios.

     Prepayments for mortgage loans were based on management's evaluation of its current loan portfolio. Prepayments are assumed to increase when market rates decline and decrease as market rates increase. Everett Mutual's loans are the only assets or liabilities which management assumed possess optionality for the purpose of determining market value changes.

     Management assumed the non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base, competitive factors and historical review of Everett Mutual's deposit mix.

     The net interest income and net market value table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net value is calculated based upon the present value of discounted cash flows. The net interest income table is based upon a cash flow simulation of Everett Mutual's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that Everett Mutual's assets and liabilities would perform as set forth above. Also, changes in market rates in the designated amounts accompanied by a change in the shape of the yield curve would cause changes to the net market value and net interest income other than those indicated above.

     The following table sets forth at March 31, 2000 the estimated percentage change in Commercial Bank of Everett's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

                                                 Estimated Change in
                                       --------------------------------------
  Change (In Basis Points ("bp"))      Net Interest Income  Economic Value of
      in Interest Rates (1)            (next four quarters)  Portfolio Equity
  -------------------------------      -------------------- -----------------

              400 bp                          19.1%                  (8.4)%
              300                             14.4                   (6.4)
              200                              9.8                   (4.2)
              100                              5.0                   (2.1)
                0                               --                     --
             (100)                            (5.1)                   1.9
             (200)                           (10.2)                   3.2
             (300)                           (15.9)                   3.4
             (400)                           (22.1)                   3.7
-----------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

     Certain assumptions utilized by management in assessing the interest rate risk of Commercial Bank of Everett were employed in preparing data included in the preceding table. These assumptions relate to interest rates, repayment rates, deposit decay rates, and the market value of certain assets under the various interest rate scenarios.

     Prepayment assumptions for mortgage-backed securities and the loan portfolio were based upon current market prepayment expectations. Commercial Bank of Everett's mortgage-backed securities and loan portfolio are the only assets or liabilities which management assumed possess optionality for purposes of determining market value changes.

     Management assumed that the majority of non-maturity deposits could be maintained with adjustments not directly proportionate to the change in market interest rate. These assumptions are based on an assessment of the expected product rate changes in the rate scenarios shown in the table.

     The net interest income and market value table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net market value is based upon the present value of discounted cash flows. The net interest income table is based upon a cash flow simulation of Commercial Bank of Everett's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that Commercial Bank of Everett's assets and liabilities would perform as set forth above. Also, changes in market rates in the designated amounts accompanied by a change in the shape of the yield curve would cause changes to the net market value and net interest income other than those indicated above.

     How the Company Manages Its Risk of Interest Rate Changes. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. Everett Mutual is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at March 31, 2000. Furthermore, the Company has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Loan Maturity and Repricing," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Deposit Accounts -- Time Deposits by Maturities."

     The Company has sought to reduce the exposure of its earnings to changes in market interest rates by emphasizing the origination of loans with interest rates that adjust periodically with changes in market interest rates. The Company relies on retail deposits as its primary source of funds, supplemented by FHLB borrowings. Other approved funding sources include brokered deposits and repurchase agreements.

     The only hedging activity currently authorized by the Board of Everett Mutual is related to the hedging of loans originated for resale to the secondary market. Everett Mutual's hedging policy permits the forward sale of loans and investments with a high correlation factor to the asset being hedged. Everett Mutual does not currently have any open hedges as secondary market loan sale activity has been limited. However, Everett Mutual may use hedges in the future if loan sale activity accelerates.

     Commercial Bank of Everett does not currently nor does it plan to use instruments with hedging characteristics.

     Should the Company deem it necessary to engage in additional hedging activities, management would authorize the development of necessary in-house expertise and/or engage qualified outside consultants to implement appropriate Board-approved policies and procedures, which would comply with all relevant regulations.

Liquidity and Capital Resources

     The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities, and FHLB of Seattle advances. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activity of the Company is the origination of one-to- four family loans and commercial and multi-family mortgage loans. During the years ended March 31, 1999 and 2000, the Company originated $124.4 million and $187.3 million of these loans, respectively.

     A secondary, but increasing activity of the Company is the origination of business loans. During the years ended March 31, 1999 and 2000, the Company originated $4.5 million and $11.8 million of these loans, respectively. Other investing activities during these periods include the purchase of investment securities to provide liquidity and yield. These activities were funded primarily by principal repayments on loans and deposits.

     In addition, another investing activity of the Company has been the repurchase of stock. For information regarding the Company's repurchase of it outstanding common stock, see "Regulation -- the Company -- Stock
Repurchases."

     Everett Mutual and Commercial Bank of Everett must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The sources of funds include deposits and principal and interest payments from loans and investments and FHLB of Seattle advances. During fiscal years 1999 and 2000, Everett Mutual and Commercial Bank of Everett used these sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At March 31, 2000, Everett Mutual and Commercial Bank of Everett had combined loan commitments, excluding loans in process, of $9.6 million.

     At March 31, 2000, the Company had $1.7 million of unrealized loss on securities classified as available for sale, which amount represented 17.6% of the amortized cost basis, or $97.7 million, of the related securities. Movements in market interest rates will affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

     At March 31, 2000, certificates of deposit amounted to $198.3 million, or 51.8%, of the Company's total deposits, including $132.4 million which were scheduled to mature by March 31, 2001. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management of the Company believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB of Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Impact of Accounting Pronouncements and Regulatory Policies

     Accounting For Derivative Instruments And Hedging Activities. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under Statement of Financial Accounting Standards No. 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reasons for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows or foreign currencies. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information. Statement of Financial Accounting Standards No. 133 is effective for financial statements issued for periods beginning after June 15, 1999, although earlier adoption is permitted. The Company will implement this statement April 1, 2001. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of the Company has not been determined. In June 1999, Statement of Financial Accounting Standards No. 137 was issued amending Statement of Financial Accounting Standards No. 133 to extend the implementation by one year.

     Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," issued in October 1998, amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for years beginning after December 15, 1998. Statement of Financial Accounting Standards No. 134 requires that when a mortgage banking company securitizes mortgage loans held for sale, that the security be classified as either trading, available for sale, or held to maturity according to the company's intent, unless the company has already committed to sell the security before or during the securitization process. This statement was adopted by the Company on April 1, 1999 and does not affect the results of operations or financial condition of the Company.

Effect of Inflation and Changing Prices

     The Consolidated Financial Statements and related financial data presented in Item 8 of this Form 10-K have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

    The information contained under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

            EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

                Index to Consolidated Financial Statements

                                                                  Page
                                                                  ----

Independent Auditors Report.....................................   61
Consolidated Statements of Financial Condition
   as of March 31, 1999 and 2000 ...............................   62
Consolidated Statements of Operations For the
   Years Ended March 31, 2000, 1999 and 1998.....................  63
Consolidated Statements of Comprehensive Income
   For the Years Ended March 31, 2000, 1999 and 1998.............  65
Consolidated Statements of Equity For the
   Years Ended  March 31, 2000, 1999 and 1998 ...................  66
Consolidated Statements of Cash Flows For the Years Ended
   March 31, 2000, 1999 and 1998 ...............................   67

Notes to Consolidated Financial Statements .....................   69

                        [Deloitte & Touche Letterhead]

INDEPENDENT AUDITORS' REPORT

Board of Directors
EverTrust Financial Group, Inc.
Everett, Washington

We have audited the accompanying consolidated statements of financial condition of EverTrust Financial Group, Inc. and subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP
May 1, 2000

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share amounts)
MARCH 31, 2000 AND 1999
------------------------------------------------------------------------------

ASSETS                                                 2000        1999
                                                       ----        ----
Cash and cash equivalents, including
  interest-bearing deposits of $1,790 and $4,583 $ 7,652 $ 13,230 Securities available for sale, amortized
  cost of $97,710 and $61,390                         95,988      61,566
Securities held to maturity, fair value of
  $12,136 and $14,317                                 12,066      13,866
Federal home loan bank stock, at cost                  4,288       3,994
Loans receivable, net                                416,116     315,327
Loans held for sale, fair value of $-0- and $29,767               29,641
Accrued interest receivable                            3,653       3,177
Premises and equipment, net                            8,138       7,953
Prepaid expenses and other assets                      7,311       3,335
                                                    --------    --------
Total                                               $555,212    $452,089
                                                    ========    ========
LIABILITIES AND EQUITY

Liabilities:
   Deposit accounts                                 $382,986    $375,896
   Federal Home Loan Bank advances and other
     borrowings                                       34,423      18,949
   Accounts payable and other liabilities              4,274       4,981
                                                    --------    --------
             Total liabilities                       421,683     399,826

Commitments and contingencies

Equity:
  Common stock, no par value - Authorized, 49,000,000
    shares; outstanding, 8,536,937 and -0- shares     83,978
  Employee Stock Ownership Plan debt                  (1,584)
  Retained earnings                                   52,271      52,147
  Accumulated other comprehensive income (loss)       (1,136)        116
                                                    --------    --------
             Total equity                            133,529      52,263
                                                    --------    --------
Total                                               $555,212    $452,089
                                                    ========    ========

See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                             2000         1999         1998
                                            ------       ------       ------
INTEREST INCOME:
  Loans receivable                         $31,464      $28,852      $28,625
  Investment securities:
     Taxable interest income                 5,994        4,204        4,151
     Tax-exempt interest income                402          376          367
     Dividend income                           574          462          319
                                           -------      -------      -------
       Total investment securities income    6,970        5,042        4,837
                                           -------      -------      -------
       Total interest income                38,434       33,894       33,462

INTEREST EXPENSE:
     Deposit accounts                       17,641       16,816       16,762
     Federal Home Loan Bank advances and
       other borrowings                      1,191        1,021        1,137
                                           -------      -------      -------
       Total interest expense               18,832       17,837       17,899
                                           -------      -------      -------
       Net interest income                  19,602       16,057       15,563
PROVISION FOR LOAN LOSSES                      810          780          420
                                           -------      -------      -------
       Net interest income after provision
         for loan losses                    18,792       15,277       15,143

OTHER INCOME:
     Loan service fees                         636          781          854
     Gain (loss) on sale of securities
        and loans                             (407)         313          114
     Other, net                              1,061          833          824
                                           -------      -------      -------
       Total other income                    1,290        1,927        1,792

OTHER EXPENSES:
     Salaries and employee benefits          6,666        5,442        4,761
     Occupancy and equipment                 3,379        3,134        2,388
     Charitable contributions                5,201        3,426          106
     Information processing costs              715          777          653
     Other, net                              3,735        2,753        2,379
                                           -------      -------      -------
       Total other expenses                 19,696       15,532       10,287
                                           -------      -------      -------
BALANCE, earnings before federal income
     taxes, carried forward                    386        1,672        6,648


                                                                          63
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands) (continued)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------


                                             2000         1999         1998
                                            ------       ------       ------
BALANCE, earnings before federal income
     taxes, brought forward                $   386      $ 1,672      $ 6,648

FEDERAL INCOME TAXES:
     Current                                 1,914        1,944        2,551
     Deferred                               (2,100)      (1,683)        (437)
                                           -------      -------       ------
       Total federal income taxes             (186)         261        2,114
                                           -------      -------       ------
NET INCOME                                 $   572      $ 1,411       $4,534
                                           =======      =======       ======
Net income per common share - Basic             nm (1)      n/a          n/a

Net income per common share - Diluted           nm (1)      n/a          n/a

Weighted average shares outstanding - Basic     nm (1)      n/a          n/a

Weighted average shares outstanding - Diluted   nm (1)      n/a          n/a


(1) Earnings-per-share calculations are not meaningful as the Company converted from a mutual to public company on September 30, 1999.

                                                                          64
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------


                                                   2000       1999       1998
                                                  ------     ------     ------

NET INCOME                                        $  572     $1,411     $4,534

OTHER COMPREHENSIVE INCOME, net of income taxes:
   Gross unrealized gain (loss) on securities:
     Unrealized holding gain (loss) during
       the period, net of deferred income tax
       expense (benefit) of $(571), $(54),
       and $216                                   (1,108)      (104)       419
     Less adjustment of gains included in net
       income, net of income tax of $(74),
       $(72), and $-0-                              (144)      (140)
                                                  ------     ------     ------
         Other comprehensive income (loss)        (1,252)      (244)       419
                                                  ------     ------     ------
COMPREHENSIVE INCOME (LOSS)                       $ (680)    $1,167     $4,953
                                                  ======     ======     ======

                                                                          65
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (in thousands, except share amounts)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------



                                 Common stock (1)                               Accumulated
                                 ----------------                                  other
                                 Number of           Debt related   Retained   comprehensive
                                 shares    Amount      to ESOP      earnings   income (loss)    Total
                                 --------  ------    ------------   --------   -------------   -------

BALANCE, April 1, 1997                 -   $   -       $    -       $ 46,202     $    (59)    $ 46,143

  Net income                                                           4,534                     4,534

  Other comprehensive income,
    net of income taxes                                                               419          419
                                                                    --------     --------     --------
BALANCE, March 31, 1998                                               50,736          360       51,096

  Net income                                                           1,411                     1,411

  Other comprehensive loss,
    net of income taxes                                                              (244)        (244)
                                                                    --------     --------     --------
BALANCE, March 31, 1999                                               52,147          116       52,263

  Common stock issued           8,986,250   88,213                                              88,213

  Common stock repurchased       (449,313)  (4,167)                                             (4,167)

  Loan to ESOP                                          (1,980)                                 (1,980)

  Repayment of ESOP debt                                   396                                     396

  ESOP activity - Change in value of
   shares committed to be released             (68)                                                (68)

  Net income                                                             572                       572

  Dividends paid                                                        (448)                     (448)

  Other comprehensive loss, net of
   income taxes                                                                    (1,252)      (1,252)
                                ---------  -------     --------     --------     --------     --------
BALANCE, March 31, 2000         8,536,937  $83,978     $(1,584)     $ 52,271     $ (1,136)    $133,529
                                =========  =======     ========     ========     ========     ========

(1) Stock offering completed on September 30, 1999.

                                                            66
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                     2000     1999     1998
                                                    ------   ------   ------
OPERATING ACTIVITIES:
  Net income                                       $   572 $  1,411 $  4,534
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization of premises
        and equipment                                  963    1,474    1,081
      Dividends on FHLB stock and accretion of
        investment security discounts                 (450)    (457)    (654)
      Loss (gain) on sale of premises and equipment
        and real estate owned                          (16)      (7)    (100)
      Amortization of investment security premiums     301      244       96
      Loss on limited partnership                      107      125      120
      Provision for losses on loans and real
         estate owned                                  810      780      420
      Amortization of deferred loan fees and costs  (1,412)  (1,184)  (1,049)
      Loan fees deferred                             1,666    1,145    1,197
      Proceeds from sale of loans                   33,895    3,958    7,206
      Loans originated for sale                     (9,142) (34,485) (12,821)
      Deferred taxes                                (1,353)  (1,683)    (235)
      Stock contributed to charitable foundation     3,900
      Cash provided (used) by changes in operating
        assets and liabilities:
           Accrued interest receivable                (476)    (147)    (225)
           Prepaid expenses and other assets        (1,275)    (283)     719
           Accounts payable and other liabilities     (707)   1,255      554
                                                 ---------  -------  -------
  Net cash provided (used) by operating
    activities                                      27,383  (27,854)     843

INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
    for sale                                        67,876   19,952   32,628
  Proceeds from maturities of securities held to
    maturity                                         1,843    7,106    3,860
  Proceeds from sale of securities available
    for sale                                         2,502    3,561    1,333
  Purchases of securities available for sale      (106,882) (46,647) (43,109)
  Purchases of securities held to maturity                     (157)    (675)
  Purchases of Federal Home Loan Bank stock             (4)     (44)
  Loan principal payments                           92,780  113,624   82,264
  Loans originated or acquired                    (189,745)(103,275) (97,408)
  Proceeds from sales of reacquired assets and
    real estate owned                                           130    1,114
  Investment in real estate owned                                (9)     (42)
  Investment in limited partnership                   (809)
  Net additions to premises and equipment           (1,132)    (664)  (2,719)
                                                 ---------  -------  -------
  Net cash used by investing activities           (133,571)  (6,423) (22,754)
                                                 ---------  -------  -------
BALANCE, carried forward                          (106,188) (34,277) (21,911)

                                                                            67
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (continued)
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                   2000     1999        1998
                                                   ----     ----        ----

BALANCE, brought forward                        $(106,188) $(34,277) $(21,911)

FINANCING ACTIVITIES:
   Net increase in deposit accounts                 7,090    24,925    21,201
   Proceeds from the sale of common stock          84,245
   Repurchase shares of common stock               (4,167)
   Dividends paid on common stock                    (448)
   Loan to Employee Stock Ownership Plan           (1,980)
   Repayment of loan to Employee Stock
      Ownership Plan                                  396
   Proceeds from other borrowings                   6,500
   Repayment of other borrowings                   (1,500)
   Proceeds from Federal Home Loan Bank advances   50,708    16,000
   Repayments of Federal Home Loan Bank advances  (40,234)  (12,554)   (4,554)
                                                ---------  --------  --------
   Net cash provided by financing activities      100,610    28,371    16,647
                                                ---------  --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,578)   (5,906)   (5,264)

CASH AND CASH EQUIVALENTS:
   Beginning of year                               13,230    19,136    24,400
                                                ---------  --------  --------
   End of year                                  $   7,652  $ 13,230  $ 19,136
                                                =========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest on deposits                      $  17,618  $ 16,807  $ 16,381
      Federal income taxes                          1,200     2,337     2,352
      Interest on borrowings                        1,200     1,000     1,160

SUPPLEMENTAL DISCLOSURES OF NONCASH
         INVESTING AND FINANCING ACTIVITIES:
      Real estate acquired through foreclosure  $    -     $    117  $    102
      Company financing of sales of real                                  502
        estate owned


                                                                           68
See notes to consolidated financial statements.

EVERTRUST FINANCIAL GROUP, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999, AND 1998
------------------------------------------------------------------------------

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

Principles of consolidation and basis of presentation: The consolidated financial statements include EverTrust Financial Group, Inc. and subsidiaries (the Company), Mutual Bancshares Capital (MB Cap), I-Pro Inc. (I-Pro), Commercial Bank of Everett (CBE), Everett Mutual Bank (EMB), and EMB's wholly owned subsidiary, Sound Financial, Inc. All significant intercompany transactions and balances have been eliminated.

Holding company formation: In September 1993, Mutual Bancshares, a bank holding company, was formed as the parent company for EMB and subsidiaries. The Company is subject to regulation by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC). On September 1, 1996 (inception), CBE was formed as a wholly owned subsidiary of the Company. On April 2, 1997, I-Pro was formed as a wholly owned subsidiary of the Company. On October 29, 1998, MB Cap was formed as a wholly owned subsidiary of the Company. The Company changed its name to EverTrust Financial Group, Inc. in its conversion from mutual to stock form.

Evertrust Financial Group, Inc.'s conversion from a Washington-chartered mutual holding company to a Washington-chartered capital stock holding company was approved at a special meeting of members held on September 28, 1999. On September 30, 1999, the initial public offering of the Company's stock was completed with the sale of 8,596,250 shares and issuance of 390,000 shares to EverTrust Foundation. The stock began trading on the NASDAQ stock market under the trading symbol of EVRT on October 4, 1999.

Nature of business: Through its subsidiaries, EMB and CBE (collectively, the Banks), the Company is primarily engaged in attracting deposits from the general public through its 12 offices in Snohomish County and using those funds, together with borrowings, to originate loans secured by real estate and to purchase investment securities. The Company sells nonproprietary mutual funds and annuities through another subsidiary, Sound Financial, Inc. The Company also is engaged in providing loans to customers, who are predominately local businesses and individuals through CBE's one branch in Everett. Through its subsidiary, I-Pro, the Company is engaged in providing item processing and statement rendering services. Through its subsidiary, MB Cap, the Company will provide equity to high technology businesses in the seed, startup, and early stage of development.

Cash and cash equivalents: For purposes of the statements of cash flows, cash and cash equivalents include cash on hand and in banks, overnight investments, and highly liquid debt instruments with maturities at the time of purchase of three months or less. For those short-term investments, the carrying value is a reasonable estimate of fair value.

Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances maintained at the Federal Reserve Bank of San Francisco of $956,000 and $925,000 at March 31, 2000 and 1999, respectively.

Investment securities:

     Securities available for sale: Securities available for sale are carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Gains and losses on the sale of investment securities are computed under the specific identification method.

     Securities held to maturity: Securities held to maturity are stated at cost and are adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity are designated as such at the date of purchase based on management's positive intent and ability to hold such investments to maturity. Unrealized losses resulting from market valuation differences deemed other than temporary are included in earnings.

Loans: Loans held for investment are reported at the principal amount outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Interest is accrued primarily on a simple interest basis.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest.

When a loan is placed on nonaccrual, all previously accrued but uncollected interest is reversed against current period interest income. All subsequent payments received are first applied to unpaid principal and then to unpaid interest. Interest income is accrued at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loans are considered to be fully collectible. However, Company policy also allows management to continue the recognition of interest income on certain loans designated as nonaccrual. This policy applies only to loans that are well secured and in management's judgment are considered to be fully collectible. Although the accrual of interest income is suspended, any payments received may be applied to the loan according to its contractual terms and interest income recognized when cash is received.

Loans held for sale: Loans originated and held for sale are carried at the lower of cost or market value on an aggregate basis. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized when the loans are sold.

Reserve for loan losses: The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of chargeoffs, net of recoveries.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements which include the formula allowance, specific allowance, and the unallocated allowance. The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditor for Impairment of a Loan - Income Recognition and Disclosures. These accounting standards prescribe the measurement methods, income recognition, and disclosures related to impaired loans. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. Impairment is recognized by adjusting an allocation of the existing allowance for loan losses.

The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification system, and general economic, business, and regulatory conditions which could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment, as of the evaluation date. The Company derives the loss percentage factors for problem graded loans using regulatory guidelines; and, for pass graded loans, by using estimated credit losses over the upcoming 12 months based on the annual rate of chargeoffs experienced over the previous three years on similar loans, adjusted for current conditions and trends.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

The unallocated allowance is comprised of two components. The first component recognizes the estimation risk associated with the formula and specific allowances. The second component is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio, and the duration of the current business cycle.

Mortgage servicing rights: Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total costs of the mortgage loans are allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

In order to determine the fair market value of servicing rights, the Banks use a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate, and anticipated prepayment speeds.

The Banks assess impairment of the capitalized mortgage servicing rights based on recalculation of the current market price of servicing rights discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. The pools are combined as they all have similar interest rates, terms, and risk characteristics.

Real estate owned: Real estate owned (REO) includes properties acquired through foreclosure that are transferred to REO. These properties are initially recorded at the lower of cost or fair value. Write-downs that result from the ongoing periodic valuation of the foreclosed properties are charged to other expenses in the period in which they are identified. Gains or losses at the time the property is sold are charged or credited to other income in the period in which they are realized. The amounts the Company will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Company or because of changes in the Company's strategy for recovering its investments.

Real estate held for investment: Real estate held for investment represents the Company's investment in two real estate partnerships of which the principal activity is the development of low income housing. The Company's investment has been recorded using the equity method of accounting. The Company earns low income housing tax credits on these real estate partnerships which reduce the Company's federal income tax provision and liability.

Premises and equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method. Estimated useful lives are as follows:

     Buildings and improvements               Up to 27.5 years
     Furniture, fixtures, and automobiles         3 - 15 years

The Company capitalizes expenditures for betterments and major renewals, and charges ordinary maintenance and repairs to operations as incurred. The Company's policy is to expense computers, with the exception of server equipment, in the period costs are incurred.

The Company periodically reviews buildings and improvements for impairment. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Income taxes: Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries.

Employee Stock Ownership Plan: The Bank sponsors a leveraged Employee Stock Ownership Plan (ESOP). Under SOP No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, as shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

Interest rate risk management: In order to reduce the risk of significant mortgage interest rate fluctuations, EMB is authorized to utilize financial futures contracts, option contracts, and forward commitments to hedge certain mortgage loans held for sale and loan origination commitments. Gains and losses on open futures contracts, option contracts, and forward commitments are included in lower of cost or market computations for mortgage loans held for sale or matched against loan origination commitments. There were no open forward commitments to hedge against interest rate fluctuations at March 31, 2000 and 1999, respectively. Gains and losses on closed futures contracts, option contracts, and forward commitments are recognized as part of the net gain on sale of the related hedged mortgage loans.

Use of estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Banks use significant estimates in determining reported reserves and allowances for loan losses, tax liabilities, and other contingencies.

Recently issued accounting standards adopted in these financial statements:
SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, was issued in October 1998. Prior to issuance of SFAS No. 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS No. 134 requires that the security be classified either trading, available for sale, or held to maturity according to the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. This statement does not affect the results of operations or financial condition of the Company. SFAS No. 134 was adopted by the Company on April 1, 1999.

Recently issued accounting standards not yet adopted: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The impact of the adoption of the provisions of this statement on the results of operations or financial condition of the Company has not yet been determined. In June 1999, SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, was issued amending SFAS No. 133 to extend the implementation by one year. The Company will implement this statement on April 1, 2001.

Reclassifications: Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform with the classifications used in 2000.

NOTE 2: SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date consisted of the following at March 31 (in thousands):

                                                Gross       Gross
                                   Amortized  unrealized  unrealized   Fair
                                     cost       gains       losses     value
                                     ----       -----       ------     -----
2000:
 Debt securities:
  U.S. government agency
  securities due:
   Within one year                 $  5,749   $   -      $    (29)  $  5,720
   After one but within five years    6,449          1        (51)     6,399
                                   --------   --------   --------   --------
                                     12,198          1        (80)    12,119

  Municipal obligations due:
   Within one year                      165                              165
   After one but within five years    3,344                   (93)     3,251
   After five but within 10 years       431                   (23)       408
   After 10 years                     1,721                    (8)     1,713
                                   --------              --------   --------
                                      5,661                  (124)     5,537

 Obligations of corporations due:
   Within one year                   19,587                  (165)    19,422
   After one but within five years   21,772          4       (548)    21,228
                                   --------   --------   --------   --------
                                     41,359          4       (713)    40,650

 Mortgage-backed securities due:
   After one but within five years   10,749                  (181)    10,568
   After five but within 10 years     7,541                  (136)     7,405
   After 10 years                     7,794          7        (98)     7,703
                                   --------   --------   --------   --------
                                     26,084          7       (415)    25,676
 Certificates of deposit due:
   After one year but within
    five years                          185                              185

 Equity securities:
   Mutual funds                       6,653                            6,653
   Other stock                        5,570         49       (451)     5,168
                                   --------   --------   --------   --------
                                     12,223         49       (451)    11,821
                                   --------   --------   --------   --------
                                   $ 97,710   $     61   $ (1,783)  $ 95,988
                                   ========   ========   ========   ========

                                                Gross       Gross
                                   Amortized  unrealized  unrealized   Fair
                                     cost       gains       losses     value
                                     ----       -----       ------     -----

1999:
 Debt securities:
  U.S. government agency
  securities due:
    Within one year                $  1,141   $      6   $    -     $  1,147
    After one but within five
      years                           2,610          2        (10)     2,602
                                   --------   --------   --------   --------
                                      3,751          8        (10)     3,749

  Municipal obligations due:
    Within one year                      80                               80
    After one but within five years   1,796          6        (18)     1,784
    After five but within 10 years      966          2         (6)       962
    After 10 years                    2,255                    (1)     2,254
                                   --------   --------   --------   --------
                                      5,097          8        (25)     5,080

  Obligations of corporations due:
    Within one year                  11,372         43        (15)    11,400
    After one but within five years  34,503        141       (203)    34,441
                                   --------   --------   --------   --------
                                     45,875        184       (218)    45,841

 Mortgage-backed securities due:
    After five but within 10 years      468          1                   469
    After 10 years                       46          3                    49
                                   --------   --------              --------
                                        514          4                   518

 Certificates of deposit due:
  After one year but within five years  175                              175

 Equity securities:
    Mutual funds                      2,221                            2,221
    Other stock                       3,757        225                 3,982
                                   --------   --------              --------
                                      5,978        225                 6,203
                                   --------   --------   --------   --------
                                   $ 61,390   $    429   $   (253)  $ 61,566
                                   ========   ========   ========   ========

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Gross realized gains on the sale of securities available for sale were $220,639, $322,535, and $13,309 for the years ended March 31, 2000, 1999, and
1998, respectively. Gross realized losses on the sale of securities available for sale were $2,796, $7,282, and $13,764 for the years ended March 31, 2000, 1999, and 1998, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

NOTE 3: SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consisted of the following at March 31 (in thousands):

                                                Gross       Gross
                                   Amortized  unrealized  unrealized   Fair
                                     cost       gains       losses     value
                                     ----       -----       ------     -----

2000:
 Debt securities:
  U.S. government agency securities
  due:
   After one but within five years $  2,514   $     24   $    -     $  2,538

  Municipal obligations due:
   Within one year                      465                              465
   After one but within five years    2,094          2         (9)     2,087
   After five but within 10 years       650                    (1)       649
   After 10 years                     2,787         15                 2,802
                                   --------   --------   --------   --------
                                      5,996         17        (10)     6,003

  Obligations of corporations due:
   Within one year                      500                              500
   After one but within five years      986         19                 1,005
                                   --------   --------              --------
                                      1,486         19                 1,505

 Mortgage-backed securities due:
   After one but within five years        3                                3
   After 10 years                     1,586         20                 1,606
                                   --------   --------              --------
                                      1,589         20                 1,609

 Certificates of deposit due:
   Within one year                      481                              481
                                   --------   --------   --------   --------
                                   $ 12,066   $     80   $    (10)  $ 12,136
                                   ========   ========   ========   ========

                                                Gross       Gross
                                   Amortized  unrealized  unrealized   Fair
                                     cost       gains       losses     value
                                     ----       -----       ------     -----

1999:
 Debt securities:
  U.S. government agency securities
  due:
   After one but within five years $  1,514   $     70   $   -      $  1,584
   After five but within 10 years     1,006         94                 1,100
                                   --------   --------              --------
                                      2,520        164                 2,684

  Municipal obligations due:
   Within one year                      735          3                   738
   After one but within five years    1,839         49                 1,888
   After five but within 10 years     1,372         36                 1,408
   After 10 years                     2,827         15                 2,842
                                   --------   --------              --------
                                      6,773        103                 6,876

  Obligations of corporations due:
   Within one year                      498          6                   504
   After one but within five years    1,467         77                 1,544
                                   --------   --------              --------
                                      1,965         83                 2,048


 Mortgage-backed securities due:
   After five but within 10 years         6                                6
   After 10 years                     2,147        101                 2,248
                                   --------   --------              --------
                                      2,153        101                 2,254

 Certificates of deposit due:
   After one but within five years      455                              455
                                   --------   --------   --------   --------
                                   $ 13,866   $    451   $   -      $ 14,317
                                   ========   ========   ========   ========

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities with a par value of $2,350,000 and $2,100,000 and a market value of $2,353,154 and $2,130,427 were pledged to secure public deposits at March 31, 2000 and 1999, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

NOTE 4: LOANS RECEIVABLE

Loans receivable consisted of the following at March 31 (in thousands):

                                                         2000        1999
                                                        ------      ------
Real estate:
  One to four family residential                     $  70,042    $101,649
  One to four family construction and
    land development                                    37,266      34,928
  Income property:
    Commercial construction                             23,871      12,491
    Commercial real estate                             128,892      72,573
    Multifamily construction                            32,304      14,012
    Multifamily residential                            136,727     115,972
Consumer:
  Residential mortgages                                  5,211       4,867
  Home equity and second mortgages                      18,090      13,734
  Credit cards                                           1,375         488
  Automobiles                                            1,038         787
  Other installment loans                                4,243       1,612
Business loans                                          16,494       8,949
                                                      --------    --------
                                                       475,553     382,062
Less:
  Undisbursed loan proceeds                            (49,460)    (28,183)
  Deferred loan fees and other                          (3,493)     (3,239)
  Reserve for loan losses                               (6,484)     (5,672)
                                                      --------    --------
                                                       416,116     344,968
Loans receivable held for sale                                     (29,641)
                                                      --------    --------
Loans receivable, net                                 $416,116    $315,327
                                                      ========    ========

A substantial portion of the Company's revenues are derived from the origination of loans in the Puget Sound region of Washington State. The customers' ability to honor their commitments to repay such loans is dependent upon the region's economy.

Single-family residential, permanent, and construction loans are primarily secured by collateral located in western Washington. Income property loans, by county or state in which the property resides, are as follows at March 31, 2000 (in thousands):

                           Snohomish    King      Pierce
                             County    County     County     Other      Total
                             ------    ------     ------     -----     -------
Income property:
  Commercial construction   $  6,896   $ 11,700   $ 4,935   $   340   $ 23,871
  Commercial real estate      52,511     60,240     4,634    11,507    128,892
  Multifamily construction     5,070     18,356     5,596     3,282     32,304
  Multifamily residential     53,567     58,952     9,292    14,916    136,727
                            --------   --------   -------   -------   --------
                            $118,044   $149,248   $24,457   $30,045   $321,794
                            ========   ========   =======   =======   ========

Outstanding commitments to borrowers for loans totalled $9,631,100 and $12,111,452 at March 31, 2000 and 1999, respectively.

The Banks serviced loans for others totalling $95,349,775 and $72,637,330, as of March 31, 2000 and 1999, respectively.

The activity in the reserve for loan losses was as follows for the years ended March 31 (in thousands):

                                                2000        1999        1998
                                               ------      ------      ------
      Balance, beginning of year               $5,672      $4,897      $4,509
      Provision for loan losses                   810         780         420
      Reserves charged off, net of recoveries       2          (5)        (32)
                                               ------      ------      ------
      Balance, end of year                     $6,484      $5,672      $4,897
                                               ======      ======      ======

The Banks originate both adjustable and fixed interest rate loans. At March 31, 2000, the composition of those gross portfolio loans was as follows (in thousands):

                                              Fixed    Adjustable
Term to maturity or rate adjustment           rate        rate         Total
-----------------------------------           ----        ----         -----

  Due within one year                       $ 11,189    $195,789    $206,978
  After one year but within three years        9,432      81,188      90,620
  After three years but within five years     20,578      48,157      68,735
  After five years but within 15 years        76,621      14,143      90,764
  After 15 years                              18,456                  18,456
                                            --------    --------    --------
                                            $136,276    $339,277    $475,553
                                            ========    ========    ========

The adjustable rate loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rate the Banks pay on the short-term deposits and Federal Home Loan Bank of Seattle (FHLB) advances that have been primarily utilized to fund these loans.

The average balance of impaired loans during 2000, 1999, and 1998, was $2,954,000, $3,137,000, and $3,670,000, and the Company recognized $251,000,
$283,000, and $331,000 of related interest income, respectively. Interest income is normally recognized on the accrual basis; however, if the impaired loan is nonperforming, interest income is recorded on the receipt of cash.

Impaired loans consist of the following at March 31 (in thousands):

                                                  2000       1999
                                                 ------     ------

Loans with allocated reserves of $175 and $164   $2,590     $2,644
Loans without allocated reserves                    407        378
                                                 ------     ------
                                                 $2,997     $3,022
                                                 ======     ======

Loans on non accrual status                      $  315     $  378
Loans under foreclosure                              92
Performing loans judged to be impaired            2,590      2,644
                                                 ------     ------
                                                 $2,997     $3,022
                                                 ======     ======

NOTE 5: ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at March 31 (in thousands):

                                                  2000       1999
                                                 ------     ------

Investment securities                            $1,158     $1,020
Loans                                             2,495      2,157
                                                 ------     ------
                                                 $3,653     $3,177
                                                 ======     ======

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at March 31 (in thousands):

                                                  2000       1999
                                                 ------     ------

Land                                             $1,491     $1,491
Buildings (including leasehold improvements)      7,025      6,771
Furniture, fixtures, and automobiles              6,493      5,661
                                                 ------     ------
                                                 15,009     13,923
Less accumulated depreciation and amortization   (6,871)    (5,970)
                                                 ------     ------
                                                 $8,138     $7,953
                                                 ======     ======

The Company has noncancellable operating leases for office facilities, branches, and equipment. Future minimum rental commitments for all noncancellable leases are as follows (in thousands):

                          2001                   $  784
                          2002                      788
                          2003                      762
                          2004                      719
                          2005                      658
                       Thereafter                 5,812
                                                 ------
                                                 $9,523
                                                 ======

Rent expense for the years ended March 31, 2000, 1999, and 1998, totalled $794,000, $710,000, and $660,000, respectively.

NOTE 7: DEPOSIT ACCOUNTS

Deposit accounts, with respective interest rate ranges, consisted of the following at March 31 (in thousands):

                                   2000                      1999
                       -------------------------  -------------------------
                       Weighted                   Weighted
                       average                    average
                        rate     Amount      %      rate     Amount      %
                        ----     ------     ---     ----     ------     ---
Non interest-bearing
  accounts               - %   $  7,902     2.1%     - %   $  7,782     2.1%
Savings accounts        2.8      10,523     2.7     2.8      11,798     3.1
Checking accounts       2.6      36,712     9.6     2.6      33,655     9.0
Money market
  accounts              4.3     129,522    33.8     4.2     133,748    35.6

Time deposits by
original term:
  1 to 11 months        5.4      32,200     8.4     4.8      32,660     8.7
  12 to 23 months       5.5      77,273    20.2     5.2      62,536    16.6
  24 to 35 months       5.5      22,827     6.0     5.5      23,767     6.3
  36 to 59 months       5.7      17,899     4.7     5.7      19,461     5.2
  60 to 84 months       6.1      48,128    12.5     6.2      50,489    13.4
                       ----    --------   -----    ----    --------   -----
                        5.6     198,327    51.8     5.5     188,913    50.2
                       ----    --------   -----    ----    --------   -----
                        4.7%   $382,986   100.0%    4.6%   $375,896   100.0%
                       ====    ========   =====    ====    ========   =====

Time deposits are scheduled to mature as follows (in thousands):

     Year ending March 31,
     ---------------------
            2001                          $132,410
            2002                            24,102
            2003                            14,854
            2004                             8,558
            2005                            16,375
         Thereafter                          2,028
                                          --------
                                          $198,327
                                          ========

Included in deposits are time deposits greater than or equal to $100,000 of $46,747,000 and $40,433,000 at March 31, 2000 and 1999, respectively.
Interest on time deposits greater than or equal to $100,000 totalled $2,439,000, $2,157,000, and $1,915,000 for the years ended March 31, 2000,
1999, and 1998, respectively.

NOTE 8: FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Scheduled maturities of advances from the FHLB and other borrowings were as follows at March 31 (in thousands):

                                        2000                   1999
                                ---------------------   ---------------------
                                        Interest rate           Interest rate
                                Amount     ranges       Amount     ranges
                                ------     ------       ------     ------
Nonamortizing:
      Due within 1 year        $20,028  5.98 - 6.51%   $ 1,000      5.91%
      1 year - 2 years           1,000     6.03          3,500   6.05 - 6.35
      2 years - 3 years          3,000     6.31          1,000      6.03
      3 years - 5 years          3,600  5.39 - 6.40      4,600   6.12 - 6.40
      5 years - 10 years         4,600  5.48 - 6.69      6,500   5.39 - 6.67
      Over 10 years              1,400  6.70 - 6.93      1,500   6.69 - 6.93
Amortizing:
      Over 10 years                795     8.19            849      8.19
                               -------                 -------
                               $34,423                 $18,949
                               =======                 =======

Advances and other borrowings are collateralized by securities and mortgage pool securities of the U.S. government and agencies thereof.

At March 31, 2000 and 1999, EMB had available unsecured lines of credit with commercial banks totalling $10,000,000 and a revolving line of credit with the FHLB of up to 20% of total assets. There were no advances outstanding as of March 31, 2000 and 1999, respectively, on the lines of credit with the commercial bank.

At March 31, 2000, EMB had outstanding a repurchase agreement with a securities dealer in the amount of $5,000,000, maturing April 2000.

At March 31, 2000, CBE had available an unsecured letter of credit line and a federal funds line with a commercial bank in the amount of $250,000 and $550,000, respectively, maturing on April 1, 2000, and a revolving line of credit with the FHLB of up to 5% of total assets. At March 31, 1999, CBE had available an unsecured letter of credit line and a federal funds line with a commercial bank in the amount of $250,000 and $500,000, respectively, maturing on April 1, 1999, and a revolving line of credit with the FHLB of up to 5% of total assets. As of March 31, 2000 and 1999, there were no outstanding borrowings on the line of credit.

NOTE 9: FEDERAL TAXES ON INCOME

Under prior law, EMB qualified under a provision of the Internal Revenue Code to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction or based on the experience method. The experience method provided financial institutions the ability to add to the reserve for losses on loans the greater of two computational alternates: (1) the base-year amount, or (2) the six-year moving average amount.

In August 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the Act). Under the Act, the percentage taxable income method of accounting for tax-basis bad debts is no longer available effective for the years ended after December 31, 1995. As a result, EMB is required to use the experience method of accounting for tax basis bad debts for 1997 and later years. In addition, EMB is also required to recapture its post-1987 additions to its bad debt reserves made pursuant to the percentage taxable income method. As of March 31, 1996, these additions were $3,766,000 which, pursuant to the Act, are being included in taxable income ratably over a six-taxable-year period beginning with the year ended March 31, 1997. The recapture of the post-1987 additions to tax-basis bad debt reserves does not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1997.

Retained earnings at March 31, 2000, 1999, and 1998, includes approximately $3,691,000 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax bad debt reserve is used for purposes other than to absorb bad debts or if legislation is enacted requiring recapture of all tax bad debt reserves, EMB will incur a federal tax liability at the then prevailing corporate tax rate.

A reconciliation of the tax provision based on the statutory corporate rate on pretax income and the provisions as shown in the accompanying consolidated statements of operations is as follows for the years ended March 31 (in thousands):


                                            2000      1999      1998
                                            ----      ----      ----

Income tax expense at statutory rate       $  131    $  568    $2,260
Income tax effect of:
  Tax-exempt interest                        (117)     (128)     (107)
  Low income housing tax credit              (216)     (216)     (216)
  Other, net                                   16        37       177
                                           ------    ------    ------
                                           $ (186)   $  261    $2,114
                                           ======    ======    ======

The net deferred tax asset (liability), which is included in the accompanying consolidated statements of financial condition, consists of the following at March 31 (in thousands):

                                                      2000      1999
                                                      ----      ----
Deferred tax liabilities:
  Loan origination fees and costs                    $  (43)   $  (83)
  Prepaid expenses                                      (81)      (40)
  FHLB dividends                                       (477)     (379)
  Other, net                                           (149)     (131)
  Unrealized gain on securities                                   (63)
                                                     ------    ------
                                                       (750)     (696)

Deferred tax assets:
  Deferred compensation                                 456       266
  Bad debt deduction                                  1,809     1,314
  Accrued vacation                                       75        74
  Pension                                                         165
  Depreciation                                          313       201
  Charitable contribution                             2,468       883
  Unrealized loss on securities                         645
                                                     ------    ------
                                                      5,766     2,903
                                                     ------    ------
                                                     $5,016    $2,207
                                                     ======    ======

NOTE 10:   EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan. On April 1, 1999, an Employee Stock Ownership Plan (ESOP) was established and became effective. With the establishment of the ESOP, the Company's noncontributory defined benefit plan was terminated effective December 31, 1999. All employees of the Company are eligible to participate in the 401 (k) plan once certain service and age requirements are achieved. Employees may contribute up to 15% of their salaries to the plan. The Company matches 100% of the first 2% and 50% of the next 4% of the employee's contributions. Participants will vest in the employer-matched 401(k) contributions at the rate of 20% per year, beginning upon the completion of two years of service. The Company's cost for the 401
(k) plan was $122,674, $94,010 and $78,028 for 2000, 1999, and 1998.

As a result of terminating the Company's noncontributory defined benefit plan, the unused portion of the pension liability was reversed against compensation expense resulting in a curtailment gain of $547,000. Prior to termination on December 31, 1999, the Company's funding policy was to contribute amounts to its pension plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The actuarial cost method used to compute the pension contribution is the projected unit cost method. Information presented below reflects a measurement date of December 31, 1999, 1998 and 1997.

Weighted average assumptions used in accounting for the defined benefit pension plan were as follows for the years ended December 31:

                                                1999      1998      1997
                                                ----      ----      ----

      Assumed discount rate                      6.9%      6.9%      7.5%

      Rate of compensation increase              6.0       6.0       6.0

      Expected return on assets                  8.0       8.0       8.0

Changes in the benefit obligation were as follows for the years ended December 31 (in thousands):

                                                          1999      1998
                                                          ----      ----
      Benefit obligation, beginning of year              $1,869    $1,448

            Actuarial loss                                   43       258
            Interest cost                                   125       107
            Service cost                                    146       105
            Benefits paid                                  (133)      (39)
            Expenses                                        (10)      (10)
            Curtailment gain                               (547)
                                                         ------    ------
      Benefit obligation, end of year                    $1,493    $1,869
                                                         ======    ======

Changes in defined benefit pension plan assets were as follows for the years ended December 31 (in thousands):

                                                          1999       1998
                                                          ----       ----

      Fair value of assets, beginning of year            $1,555     $1,538

            Actual return on assets                         165         66
            Benefits paid                                  (133)       (39)
            Expenses                                        (10)       (10)
            Contribution                                     38
                                                         ------     ------
      Fair value of assets, end of year                  $1,615     $1,555
                                                         ======     ======

Reconciliations of funded status were as follows as of December 31 (in thousands):

                                                          1999       1998
                                                          ----       ----

      Funded status                                      $ (425)    $ (314)
      Unrecognized net loss                                (122)      (122)
      Curtailment gain recognized                           547
                                                         ------     ------
      Accrued benefit cost                               $   -      $ (436)
                                                         ======     ======

Net periodic expense for the defined benefit pension plan was as follows for the years ended December 31 (in thousands):

                                                   1999      1998      1997
                                                   ----      ----      ----

      Interest cost                                $ 125     $ 107     $ 119
      Service cost                                   146       105       115
      Expected return on assets                     (122)     (121)     (131)
      Amortization of gains or losses                          (41)      (26)
                                                   -----     -----     -----
      Net periodic expense                         $ 149     $  50     $  77
                                                   =====     =====     =====

In 1999, the Company established an ESOP to provide benefits to all employees who have been credited with at least 1,000 hours of service during the year and who have attained age 18. Participants will vest in their accrued benefits under the ESOP at the rate of 20% per year, beginning upon the completion of two years of service. The plan is noncontributory on the part of the participants. The benefits are distributable upon a participant's normal retirement, early retirement, death, disability or termination of employment. The Company loaned the ESOP's trustee $1,979,786 for purchase of the Company's common stock in the open market. Shares of stock are allocated to employees as the loan is repaid. The outstanding loan balance at March 31, 2000, was $1,583,829.

Shares held by the ESOP at March 31, 2000, were as follows:

                                                                  Average
                                          Number    Price range     price
                                         of shares   per share    per share
                                         ---------   ---------    ---------
          Allocated:
            Vested                          24,640
            Nonvested                        8,804
                                         ---------
                                            33,444  $10.88-$11.06   $11.02
          Nonallocated                     146,281
                                         ---------
                                           179,725
                                         =========

Contributions to the ESOP, recorded as compensation expense for the years ended March 31, 2000, were $328,691.

The Company also maintains a nonqualified deferred compensation plan for certain key management personnel, for which the cost is accrued but unfunded. Participants may elect to defer all or a specific portion of their compensation. The Company does not provide a matching contribution on amounts deferred. However, the Company does provide interest quarterly on amounts contributed by participants. At March 31, 2000, 1999, and 1998, the liability for accumulated deferred compensation was $1,340,000, $1,277,000, and $970,000, respectively, and is included in the consolidated statements of financial condition. Annual expense for the Company related to this plan totalled $120,000, $148,000, and $111,000, in 2000, 1999, and 1998,
respectively.

NOTE 11:  INTEREST RATE RISK

EMB is engaged principally in providing first mortgage permanent and construction loans for both residential and commercial property. Thirty-year, fixed rate residential home mortgages are originated primarily for sale in the secondary market and EMB is authorized to hedge against interest rate fluctuations with financial futures contracts, option contracts, and forward commitments. There were no open forward commitments to hedge interest rate fluctuations at March 31, 2000 and 1999. Forward commitments have little credit risk because established exchanges are the counterparties.

EMB also originates adjustable and fixed rate home mortgages which are held for investment. Adjustable loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. As of March 31, 2000 and 1999, adjustable rate mortgages held for investment totalled $325,314,000 and $248,904,000, respectively. Fixed rate mortgages held for investment totalled $126,525,000 and $90,116,000, at March 31, 2000 and 1999,
respectively.

EMB originates both fixed and variable rate residential and commercial property construction loans. Variable rate adjustments are tied to the prime interest rate. The maturities on these loans range from six to 18 months.

EMB's adjustable and fixed rate home mortgages and residential and commercial construction loans are funded by short-term deposits and FHLB advances.

EMB manages interest rate risk by matching assets and liabilities within reasonable limits. This has been accomplished through short-term maturities and variable rates, and where appropriate, hedging techniques are employed through the use of financial futures contracts, option contracts, and forward commitments.

CBE originates commercial loans that are adjustable to the prime lending rate index to customers who are predominately local businesses and individuals, funded through short-term deposits and borrowings.

At March 31, 2000, the Company had interest-earning assets of $540,346,000 having a weighted average effective yield of 7.70%, and interest-bearing liabilities of $409,507,000 having a weighted average effective interest rate of 4.91%. The Company's one-year interest rate sensitivity gap was a negative 10.96% at March 31, 2000. The gap position reflects the shorter duration of the interest-sensitive liabilities.

NOTE 12: REGULATORY CAPITAL REQUIREMENTS

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2000 and 1999, the most recent notifications from the Federal Deposit Insurance Corporation (FDIC) categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' categories.

Actual capital amounts and ratios for the Company and the Banks are also presented in the table below:



                                                                                      To be categorized
                                                                                          as well
                                                                                      capitalized under
                                                                  For capital         prompt corrective
                                                Actual         adequacy purposes      action provision
                                               --------          ---------------      ----------------
                                             Amount    Ratio     Amount    Ratio      Amount    Ratio
                                             ------    -----     ------    -----      ------    -----

As of March 31, 2000 (in thousands):
  Total capital (to risk-weighted assets):
    The Company                            $140,327    29.2% >  $38,460 >   8.0% >   $48,075 >   10.0%
    EMB                                      91,594    21.2  -   34,508 -   8.0  -    43,136 -   10.0
    CBE                                       5,453    24.3       1,798     8.0        2,247     10.0

  Tier I capital (to risk-weighted assets):
    The Company                             134,312    27.9  >   19,230 >   4.0  >      N.A. >   N.A.
    EMB                                      86,192    20.0  -   17,254 -   4.0  -    28,882 -    6.0
    CBE                                       5,192    23.1         899     4.0        1,348      6.0

  Tier I capital (to average assets):
    The Company                             134,312    24.9  >   21,569 >   4.0  >      N.A. >   N.A.
    EMB                                      86,192    17.5  -   19,675 -   4.0  -    24,593 -    5.0
    CBE                                       5,192    21.2         982     4.0        1,227      5.0

As of March 31, 1999 (in thousands):
  Total capital (to risk-weighted assets):
    The Company                            $ 56,995    15.0  > $ 30,491 >   8.0  >      N.A. >   N.A.
    EMB                                      46,004    12.8  -   28,713 -   8.0  -    35,897 -   10.0
    CBE                                       3,022    19.4       1,249     8.0        1,561     10.0

  Tier I capital (to risk-weighted assets):
    The Company                              52,119    13.7  >   15,245 >   4.0  >      N.A. >   N.A.
    EMB                                      41,404    11.8  -   14,359     4.0  -    21,538 -    6.0
    CBE                                       2,832    18.1         624     4.0          937      6.0

  Tier I capital (to average assets):
    The Company                              52,119    11.8  >   17,673 >   4.0  >      N.A. >   N.A.
    EMB                                      41,404     9.9  -   16,748     4.0  -    20,935 -    5.0
    CBE                                       2,832    17.9         634     4.0          793      5.0




NOTE 13:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The fair values of financial instruments were as follows at March 31 (in thousands):

                                          2000                  1999
                                          ----                  ----
                                    Carrying    Fair      Carrying    Fair
                                     Amount     value      Amount     value
                                     ------     -----      ------     -----
Financial assets:
  Cash and cash equivalents        $  7,652   $  7,652   $ 13,230   $ 13,230
  Securities available for sale      95,988     95,988     61,566     61,566
  Securities held to maturity        12,066     12,136     13,866     14,317
  Loans held for sale                29,641     29,767     12,432     12,432

  Loans receivable                  416,116    410,571    315,327    317,531
  Federal Home Loan Bank stock        4,288      4,288      3,994      3,994
                                   --------   --------   --------   --------
                                    536,110    530,635    437,624    440,405
Financial liabilities:
  Deposit accounts                  382,986    382,652    375,896    378,849
  Federal Home Loan Bank advances
    and other borrowings             34,423     33,786     18,949     19,236
                                   --------   --------   --------   --------
                                    417,409    416,438    394,845    398,085
                                   --------   --------   --------   --------
Net financial instruments          $118,701   $114,197   $ 42,779   $ 42,320
                                   ========   ========   ========   ========

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of March 31, 2000 and 1999:

     Cash and cash equivalents:  The carrying amount represented fair value.

     Securities available for sale and held to maturity: Fair values were based on quoted market prices, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

     Loans held for sale:  Fair values were based on quoted market prices.

     Loans receivable: Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

     Deposits: The fair value of checking accounts, savings accounts, and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

     Federal Home Loan Bank advances: Borrowings were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

NOTE 14:  EVERTRUST FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

Summary financial information as of March 31 is as follows (in thousands):

STATEMENTS OF FINANCIAL CONDITION

ASSETS                                                      2000       1999
------                                                      ----       ----
Cash and cash equivalents, including interest
  bearing deposits of $10,707 and $-0-                   $ 10,755    $   499
Securities available for sale, amortized cost
  of $24,472 and $4,741                                    24,623      4,746
Accrued interest receivable                                   268         24
Premises and equipment, net                                   418
Investment in subsidiaries                                 94,478     47,581
Prepaid expenses and other assets                           4,719      1,714
                                                         --------    -------
Total                                                    $135,261    $54,564
                                                         ========    =======
LIABILITIES AND EQUITY

Liabilities:
  Accounts payable and other liabilities                 $  1,732    $ 2,301
Equity:
  Common stock                                             83,978
  Employee Stock Ownership Plan debt                       (1,584)
  Retained earnings                                        52,271     52,147
  Accumulated other comprehensive income (loss)            (1,136)       116
                                                         --------    -------
     Total equity                                         133,529     52,263
                                                         --------    -------
Total                                                    $135,261    $54,564
                                                         ========    =======

STATEMENTS OF OPERATIONS

                                                  2000      1999       1998
                                                  ----      ----       ----
INCOME:
Income from equity investment in subsidiaries $ 4,882 $ 3,849 $ 4,726 Interest from investment securities available
  for sale                                        1,084       417        250
Other income                                                    9
                                                -------   -------    -------
  Total income                                    5,966     4,275      4,976

OTHER EXPENSE:
Salary and employee benefits                      1,197       349        291
Occupancy and equipment                             196         8          1
Information processing costs                         23       111          2
Contributions                                     5,200     3,255         35
Other, net                                        1,002       393        180
                                                -------   -------    -------
                                                  7,618     4,116        509
                                                -------   -------    -------
   Income (loss) before federal income taxes     (1,652)      159      4,467
FEDERAL INCOME TAXES                             (2,224)   (1,252)       (67)
                                                -------   -------    -------
NET INCOME                                      $   572   $ 1,411    $ 4,534
                                                =======   =======    =======

STATEMENTS OF CASH FLOWS

                                                  2000      1999       1998
                                                  ----      ----       ----

OPERATING ACTIVITIES:
  Net income                                     $    572  $ 1,411   $  4,534
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
     Accretion of investment security discounts       (75)     (38)      (112)
     Amortization of investment security premiums      30       53         20
     Depreciation and amortization of premises
       and equipment                                   74
     Equity in undistributed income of
       subsidiaries                                (2,841)     408       (376)
     Common stock contributed to charitable
       foundation                                   3,900
     Cash provided (used) by changes in
       operating  assets and liabilities:
         Accrued interest receivable                 (244)      73        (79)
         Prepaid expenses and other assets         (2,952)  (1,145)      (494)
         Accounts payable and other liabilities      (569)   1,747        154
                                                 --------  -------    -------
  Net cash provided (used) by operating
    activities                                     (2,105)   2,509      3,647

INVESTING ACTIVITIES:
  Proceeds from maturities of securities held
    to maturity                                                            51
  Proceeds from maturities of securities available
    for sale                                       27,731    6,525     11,326
  Proceeds from sale of securities available
    for sale                                        1,000    4,116
  Purchases of securities held to maturity                               (100)
  Purchases of securities available for sale      (48,718)  (9,547)   (14,382)
  Contribution to Mutual Bancshares Capital                 (3,250)
  Contribution to I-Pro Inc.                         (750)               (500)
  Contribution to Everett Mutual Bank             (42,156)
  Contribution to Commercial Bank of Everett       (2,300)
  Net additions to premises and equipment            (492)
                                                 --------  -------    -------
  Net cash used by investing activities           (65,685)  (2,156)    (3,605)

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock           84,245
  Repurchase shares of common stock                (4,167)
  Dividends paid on common stock                     (448)
  Loan to Employee Stock Ownership Plan            (1,980)
  Repayment of loan to Employee Stock
  Ownership Plan                                      396
  Proceeds from other borrowings                    1,000
  Repayment of other borrowings                    (1,000)
                                                 --------
                                                   78,046
                                                 --------  -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS          10,256      353         42

CASH AND CASH EQUIVALENTS:
  Beginning of year                                   499      146        104
                                                 --------  -------    -------
  End of year                                    $ 10,755  $   499    $   146
                                                 ========  =======    =======

     SUPPLEMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION:
          Cash paid during the year for
            federal income taxes                 $    112  $   135    $    79

NOTE 15:  CONTINGENCIES

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on its results of operations or consolidated financial position at March 31, 2000.

NOTE 16:  LINES OF BUSINESS

The Company is managed by legal entities. The entities are EMB, CBE, MB Cap, and I-Pro. MB Cap, I-Pro, and the holding company, which includes earnings from subsidiaries and investment in subsidiaries, have been included in all others as their operating results are not significant when taken on an individual basis.

The principal activities of each legal entity are described in Note 1. Each entity is managed by an executive team responsible for sales, marketing, operations, and certain administrative functions. Back office support is provided to each entity for credit administration, information systems, finance, and human resources.

The costs of these functions is allocated based on actual time spent conducting business for each entity.

Financial highlights by lines of business are as follows as of and for the years ended March 31 (in thousands):

                                                    2000
                                                   ------
                                                           Elimin-
                              EMB       CBE       Other    ations      Total
                              ---       ---       -----    ------      -----
Condensed income statement:
  Net interest income
    after provision for
    loan losses            $ 16,637  $    950  $  1,205  $    -      $ 18,792
  Other income                1,250       168     5,169     (5,297)     1,290
  Other expense              10,568     1,024     8,518       (414)    19,696
                           --------  --------  --------  ---------   --------
  Income before income
    taxes                     7,319        94    (2,144)    (4,883)       386
  Income taxes                2,172        33    (2,391)                 (186)
                           --------  --------  --------  ---------   --------
  Net income               $  5,147  $     61  $    247  $  (4,883)  $    572
                           ========  ========  ========  =========   ========

Total assets               $496,681  $ 25,290  $139,307  $(106,066)  $555,212
                           ========  ========  ========  =========   ========

[TABLE CONTINUED]

                                                    1999
                                                           Elimin-
                              EMB       CBE       Other    ations      Total
                              ---       ---       -----    ------      -----

Condensed income statement:
  Net interest income
    after provision for
    loan losses            $ 14,317  $    530  $    430  $    -      $ 15,277
  Other income                1,916        91     4,104     (4,184)     1,927
  Other expense               9,953       928     4,986       (335)    15,532
                           --------  --------  --------  ---------   --------
  Income before income
    taxes                     6,280      (307)     (452)    (3,849)     1,672
  Income taxes                1,823      (103)   (1,459)                  261
                           --------  --------  --------  ---------   --------
  Net income               $  4,457  $   (204) $  1,007  $  (3,849)  $  1,411
                           ========  ========  ========  =========   ========
Total assets               $426,538  $ 19,806  $ 56,900  $ (51,155)  $452,089
                           ========  ========  ========  =========   ========

                                                    1998
                                                   ------
                                                           Elimin-
                              EMB       CBE       Other    ations      Total
                              ---       ---       -----    ------      -----

Condensed income statement:
  Net interest income
    after provision for
    loan losses            $ 14,486  $    412  $    245  $    -      $ 15,143
  Other income                1,801        60     4,852     (4,921)     1,792
  Other expense               8,946       733       802       (194)    10,287
                           --------  --------  --------  ---------   --------
  Income before income
    taxes                     7,341      (261)    4,295     (4,727)     6,648
  Income taxes                2,328       (88)     (126)                2,114
                           --------  --------  --------  ---------   --------
  Net income                  5,013      (173)    4,421     (4,727)     4,534
                           ========  ========  ========  =========   ========

Total assets               $404,448  $ 10,285  $ 52,510  $ (45,938)  $421,305
                           ========  ========  ========  =========   ========

NOTE 17:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Results of operations on a quarterly basis were as follows for the years ended March 31 (in thousands):

                                               2000
                                              ------
                              First      Second     Third     Fourth
                              quarter    quarter    quarter   quarter
                              -------    -------    -------   -------

  Interest income             $ 8,787    $ 9,408    $ 9,970   $10,269
  Interest expense              4,614      4,948      4,623     4,647
                              -------    -------    -------   -------
      Net interest
        income                  4,173      4,460      5,347     5,622
  Provision for loan losses       275        135        243       157
                              -------    -------    -------   -------
      Net interest income
        after provision for
        loans losses            3,898      4,325      5,104     5,465
  Noninterest income              108        240        472       470
  Noninterest expense           3,157      9,315(1)   3,354     3,870
                              -------    -------    -------   -------
      Income (loss) before
        provision for income
        taxes                     849     (4,750)     2,222     2,065
  Provision (benefit) for
   income taxes                   208     (1,695)       673       628
                              -------    -------    -------   -------
  Net income (loss)           $   641    $(3,055)   $ 1,549   $ 1,437
                              =======    =======    =======   =======
  Earnings per share              n/a        n/a    $  0.18   $  0.17

                                               1999
                                              ------
                              First      Second     Third      Fourth
                              quarter    quarter    quarter    quarter
                              -------    -------    -------    -------

  Interest income             $ 8,471    $ 8,367    $ 8,496    $ 8,560
  Interest expense              4,445      4,517      4,478      4,397
                              -------    -------    -------    -------
      Net interest income       4,026      3,850      4,018      4,163
  Provision for loan losses       105        105        120        450
                              -------    -------    -------    -------
      Net interest income
        after provision for
        loan losses             3,921      3,745      3,898      3,713

  Noninterest income              552        435        471        469
  Noninterest expense           3,036      2,648      2,785      7,063
                              -------    -------    -------    -------
      Income (loss) before
        provision for
        income taxes            1,437      1,532      1,584     (2,881)

  Provision (benefit) for
    income taxes                  415        442        462     (1,058)
                              -------    -------    -------    -------
  Net income (loss)           $ 1,022    $ 1,090    $ 1,122    $(1,823)
                              =======    =======    =======    =======

                                               1998
                                              ------
                              First      Second     Third      Fourth
                              quarter    quarter    quarter    quarter
                              -------    -------    -------    -------

  Interest income             $ 8,311    $ 8,328    $ 8,388    $ 8,435
  Interest expense              4,420      4,518      4,541      4,420
                              -------    -------    -------    -------
      Net interest income       3,891      3,810      3,847      4,015

  Provision for loan losses       120        120         60        120
                              -------    -------    -------    -------
      Net interest income
        after provision for
        loan losses             3,771      3,690      3,787      3,895

  Noninterest income              470        413        430        479
  Noninterest expense           2,509      2,479      2,582      2,717
                              -------    -------    -------    -------
      Income before provision
        for income taxes        1,732      1,624      1,635      1,657

  Provision for income taxes      557        536        471        550
                              -------    -------    -------    -------
  Net income                  $ 1,175    $ 1,088    $ 1,164    $ 1,107
                              =======    =======    =======    =======

NOTE 18:  SUBSEQUENT EVENTS

In April 2000, the Company elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

     Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     The following table sets forth certain information with respect to the executive officers of the Company, Everett Mutual and Commercial Bank of Everett.
                                            Position
                      Age at    ---------------------------------------------
                      March 31,                               Commercial Bank
Name                   2000      EverTrust     Everett Mutual   of Everett
----                   ----      ---------     -------------- ---------------

Michael B. Hansen       58   Chairman of the   Chairman of the Chairman of the
                             Board, President  Board, Chief    Board, Chief
                             and Chief         Executive       Executive
                             Executive Officer Officer         Officer

Michael R. Deller       49   Executive Vice    President and   Director
                             President         Chief Operating
                                               Officer

Jeffrey R. Mitchell     41   Senior Vice       Senior Vice     Senior Vice
                             President, Chief  President,      President,
                             Financial Officer Chief Financial Chief Financial
                                               Officer         Officer

Dale A. Lyski           62                                     President and
                                                               Chief Operating
                                                               Officer

Lorelei Christenson     46  Senior Vice        Senior Vice     Senior Vice
                            President and      President,      President,Chief
                            Corporate          Chief           Information
                            Secretary          Information     Officer and
                                               Officer and     Corporate
                                               Corporate       Secretary
                                               Secretary

Terry Cullom            57                     Vice President  Vice President
                                               and Credit      and credit
                                               Administrator   Administrator

John E. Thoresen        49      *

Philip Mitterling       42  Treasurer and      Treasurer and   Treasurer and
                            Portfolio          Portfolio       Portfolio
                            Manager            Manager         Manager

Robert L. Nall          44                     Vice President,
                                               Branch
                                               Administrator
-----------------
* President of the Company's subsidiary, Mutual Bancshares Capital, Inc.

Biographical Information

     Michael B. Hansen is Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of Everett Mutual and Commercial Bank of Everett. Mr. Hansen has been employed by Everett Mutual for over 20 years.

     Michael R. Deller has been President and Chief Operating Officer of Everett Mutual since April 2000. From 1997 until April 2000 he was Executive Vice President and Chief Operating Officer of Everett Mutual. He is responsible for branch administration, marketing and sales of Everett Mutual. From 1994 to 1997, Mr. Deller was the Executive Director of the Port of Everett. Mr. Deller is the brother-in-law of Director Thomas R. Collins.

     Jeffrey R. Mitchell is Senior Vice President and Chief Financial Officer of the Company, Everett Mutual and Commercial Bank of Everett. He has held this position with Everett Mutual since joining Everett Mutual in 1988.

     Dale A. Lyski is President and Chief Operating Officer of Commercial Bank of Everett, positions he has held since 1996. Prior to that, Mr. Lyski was Executive Vice President of Everett Mutual from 1989 to 1996. Mr. Lyski has served Everett Mutual in various capacities since 1986.

     Lorelei Christenson is Senior Vice President and Corporate Secretary of the Company and Senior Vice President, Chief Information Officer and Corporate Secretary of Everett Mutual and Commercial Bank of Everett. She has held this position with Everett Mutual since 1984. Ms. Christenson has served Everett Mutual in various capacities since 1973.

     Terry L. Cullom has been Vice President and Credit Administrator of Everett Mutual since 1992. Mr. Cullom has over 30 years of experience in lending.

     John E. Thoresen is President of Mutual Bancshares Capital, Inc., a position he has held since September 1998. From 1986 to September 1998, Mr. Thoresen was employed by the Economic Development Council of Snohomish County, Inc., a regional nonprofit business development organization.

     Philip Mitterling joined the Company as Treasurer and Portfolio Manager in October 1999. Prior to joining the Company he was with Bank of America from 1986 to 1999, most recently as Vice President and Senior Manager of the Seattle office for Corporate Treasury.

     Robert L. Nall is Vice President and Branch Administrator of Everett Mutual, a position he has held since November 1999. From 1995 to 1999 he served as a branch manager of Everett Mutual.

Item 11.    Executive Compensation
----------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

     The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

     (b)  Security Ownership of Management.

     The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and are incorporated herein by reference.

     (c)  Changes In Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Transactions with Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

           3.1     Articles of Incorporation of the Registrant*
           3.2     Bylaws of the Registrant*
          10.1     401(k) Employee Savings and Profit Sharing Plan and Trust*
          10.2     Employee Severance Compensation Plan
          10.3     Employee Stock Ownership Plan*
          10.4     Employment Agreement with Michael B. Hansen
          10.5     Employment Agreement with Michael R. Deller
          10.6     Employment Agreement with Jeffrey R. Mitchell
           (21)    Subsidiaries of the Registrant
           (27)    Financial Data Schedule

------------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 3, 2000 in connection with the Company's initial stock repurchase.

                            SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EVERTRUST FINANCIAL GROUP, INC.

                                      /s/Michael B. Hansen
Date:  June  6, 2000              By:----------------------------------------
                                      Michael B. Hansen
                                      Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                     DATE
----------                -----                                     ----

/s/Michael B. Hansen
----------------------  Chairman of the Board, President,      June 6, 2000
Michael B. Hansen       Chief Executive Officer and
                        Director (Principal Executive
                        Officer)

/s/Jeffrey R. Mitchell
----------------------  Senior Vice President, Chief Financial  June 6, 2000
Jeffrey R. Mitchell     Officer and Treasurer (Principal
                        Financial and Accounting Officer)

/s/Margaret B. Bavasi
----------------------  Director                                June 6, 2000
Margaret B. Bavasi

/s/Thomas R. Collins
----------------------  Director                                June 6, 2000
Thomas R. Collins

/s/Michael R. Deller
----------------------  Director                                June 6, 2000
Michael R. Deller

/s/Thomas J. Gaffney
----------------------  Director                                June 6, 2000
Thomas J. Gaffney

/s/R. Michael Kight
----------------------  Director                                June 6, 2000
R. Michael Kight

/s/Robert A. Leach, Jr.
----------------------  Director                                June 6, 2000
Robert A. Leach, Jr.

/s/George S. Newland
----------------------  Director                                June 6, 2000
George S. Newland

/s/William J. Rucker
----------------------  Director                                June 6, 2000
William J. Rucker

                          Exhibit 10.2

              Employee Severance Compensation Plan

                           EVERETT MUTUAL BANK
                  EMPLOYEE SEVERANCE COMPENSATION PLAN

                              PLAN PURPOSE


     The purpose of Everett Mutual Bank Employee Severance Compensation Plan (the "Plan") is to assure for Everett Mutual Bank (the "Bank") the services of the Employees in the event of a Change in Control of EverTrust Financial Group, Inc. (the "Holding Company") or the Bank. The benefits contemplated by the Plan recognize the value to the Bank of the services and contributions of the eligible Employees and the effect upon the Bank resulting from uncertainties relating to continued employment, reduced employee benefits, management changes and employee relations that may arise if a Change in Control occurs or is threatened. The Bank's and the Holding Company's Boards of Directors believe that it is in the best interests of the Bank and the Holding Company to provide eligible Employees with such benefits in order to defray the costs and changes in employee status that could follow a Change in Control. The Boards of Directors believe that the Plan will also aid the Bank in attracting and retaining highly qualified individuals who are essential to its success and that the Plan's assurance of fair treatment of the Bank's employees will reduce the distractions and other adverse effects on Employees' performance if a Change in Control occurs or is threatened.

                                ARTICLE I

                          ESTABLISHMENT OF PLAN

1.1  Establishment of Plan
     ---------------------

     As of the Effective Date, the Bank hereby establishes a severance compensation plan to be known as the "Everett Mutual Bank Employee Severance Compensation Plan." The purposes of the Plan are as set forth above.

1.2  Applicability of Plan
     ---------------------

     The benefits provided by this Plan shall be available to all Employees, who, at or after the Effective Date, meet the eligibility requirements of
Article III. The Plan shall not apply to any Employee whose employment was terminated prior to the Effective Date.

1.3  Contractual Right to Benefits
     -----------------------------

     This Plan establishes and vests in each Participant a contractual right to the benefits to which each Participant is entitled hereunder, enforceable by the Participant against the Employer.

                               ARTICLE II

                      DEFINITIONS AND CONSTRUCTION

2.1  Definitions
     -----------

     Whenever used in the Plan, the following terms shall have the meanings set forth below.

     (a) "Annual Compensation" of a Participant means and includes all wages, salary, bonus, and incentive compensation (other than stock based compensation), paid (including accrued amounts) by an Employer as consideration for the Participant's services during the 12 months ended the date as of which Annual Compensation is to be determined, which are or would be includable in the gross income of the Participant receiving the same for federal income tax purposes.

     (b) "Bank" means Everett Mutual Bank or any successor as provided for in
Article VII hereof.

     (c) "Change in Control" means (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer for such shares (2) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956, as amended, under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company.

     (d) "Continuous Employment" means the absence of any interruption or termination of service as an Employee of the Bank or an affiliate. Service shall not be considered interrupted in the case of sick leave, military leave or any other leave of absence approved by the Bank or in the case of transfers between payroll locations of the Bank or between the Bank, its Parent, its Subsidiary or its successor.

     (e) "Effective Date," as to Employees of an Employer, means the date the Plan is approved by the Board of Directors of the Bank, or such other date as the Board shall designate in its resolution approving the Plan.

     (f) "Employee" means an officer employed by the Employer on a full-time basis, excluding any executive officer of the Employer who is covered by an employment contract or a change in control severance agreement with the Employer.

     (g) "Employer" means the Bank or a Subsidiary or a Parent which has adopted the Plan pursuant to Article VI hereof.

     (h) "Expiration Date" means the date fifteen (15) years from the Effective Date unless earlier terminated pursuant to Section 8.2 or extended pursuant to Section 8.1.

     (i) "Holding Company" means EverTrust Financial Group, Inc., the Parent of the Bank.

     (j) "Just Cause," with respect to termination of employment, means an act or acts of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. In determining incompetence, acts or omissions shall be measured against standards generally prevailing in the savings institution industry.

     (k) "Parent" means any corporation which holds a majority of the voting power of the outstanding shares of the Bank's common stock.

     (l) "Participant" means an Employee who meets the eligibility requirements of Article III.

     (m) "Payment" means the payment of severance compensation as provided in
Article IV hereof.

     (n) "Plan" means the Everett Mutual Bank Employee Severance Compensation Plan.

     (o) "Subsidiary" means any corporation in which the Bank, directly or indirectly, holds a majority of the voting power of its outstanding shares of capital stock.

2.2  Applicable Law
     --------------

     To the extent not preempted by the laws of the United States as now or hereafter in effect, the laws of the State of Washington shall be the controlling law in all matters relating to the Plan.

     The Plan neither requires nor establishes an ongoing administrative system for its effect or operation. Payments under the Plan are precipitated by a single event, a Change in Control, which event is the sole focus of the Plan. Consequently, it is intended that the Plan shall not be covered by or be subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

2.3  Severability
     ------------

     If a provision of this Plan shall be held illegal or invalid, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                            ARTICLE III

                            ELIGIBILITY

3.1  Participation
     -------------

     Each Employee who has completed at least one year of Continuous Employment as of the Effective Date and who is selected as a Participant by the Board of Directors of the Bank shall become a Participant on the Effective Date. Thereafter, each Employee shall become a Participant on the later of the day on which (a) he or she completes one year of Continuous Employment or
(b) is selected as a Participant by the Board of Directors of the Bank. Notwithstanding the foregoing, persons who are not officers of the Employer and persons who have entered into and continue to be covered by an employment or change in control severance agreement with the Employer shall not be entitled to participate in the Plan.

3.2  Duration of Participation
     -------------------------

     A Participant shall cease to be a Participant in the Plan when the Participant ceases to be an Employee of an Employer or is otherwise determined by the Board of Directors of the Bank no longer to be a Participant in the Plan, unless such Participant is entitled to a Payment as provided in the Plan. Furthermore, an Employee shall cease to be a Participant upon ceasing to be an officer of the Employer or upon entering into an employment or change in control severance agreement with the Employer. A Participant entitled to receipt of a Payment shall remain a Participant in this Plan until the full amount of such Payment has been paid to the Participant.

                            ARTICLE IV

                             PAYMENTS

4.1  Right to Payment
     ----------------

     A Participant shall be entitled to receive from his respective Employer a Payment in the amount provided in Section 4.3 if there has been a Change in Control of the Bank or the Holding Company and if, within one (1) year thereafter, the Participant's employment by an Employer shall terminate for any reason specified in Section 4.2, whether the termination is voluntary or involuntary. A Participant shall not be entitled to a Payment if termination occurs by reason of death, voluntary retirement, voluntary termination other than for reasons specified in Section 4.2, total and permanent disability, or for Just Cause.

4.2  Reasons for Termination
     -----------------------

     Following a Change in Control, a Participant shall be entitled to a Payment if his employment with an Employer is terminated, voluntarily or involuntarily, within one year following such Change in Control, for any one or more of the following reasons:

     (a) The Employer reduces the Participant's base salary or rate of compensation as in effect immediately prior to the Change in Control, or as the same may have been increased thereafter.

     (b) The Employer requires the Participant to change the location of the Participant's job or office, so that such Participant will be based at a location more than fifteen miles from the location of the Participant's job or office immediately prior to the Change in Control, provided that such new location is not closer to Participant's home.

     (c) The Employer materially reduces the benefits and perquisites, taken as a whole, available to the Participant immediately prior to the Change in Control; provided, however, that a material reduction on a nondiscriminatory basis in the benefits and perquisites generally provided to all employees of the Bank that does not reduce a Participant's Annual Compensation shall not trigger a Payment.

     (d) A successor bank or company fails or refuses to assume the Bank's obligations under this Plan, as required by Article VII.

     (e) The Bank or any successor company breaches any other provisions of the Plan.

     (f) The Employer terminates the employment of a Participant at or after a Change in Control other than for Just Cause.

4.3  Amount of Payment
     -----------------

     Each Participant entitled to a Payment under the Plan shall receive from the Bank a lump sum cash payment, in an amount determined as follows:

     (a) The Participant's cash payment shall equal the product of 3.846% of his or her Annual Compensation paid or accrued during each of his or her years of Continuous Employment prior to the Change in Control times the number of full or substantially completed (nine months or more) years of Continuous Employment with the Employer, provided that no Participant shall receive a cash payment hereunder in an aggregate amount of more than one hundred percent (100%) of his or her Annual Compensation.

     (b) Notwithstanding the provisions of (a) above, if a Payment to a Participant who is a "disqualified individual" shall be in an amount which includes an "excess parachute payment," the payment hereunder to that Participant shall be reduced to the maximum amount which does not include an "excess parachute payment." The terms "disqualified individual" and "excess parachute payment" shall have the same meaning as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or any successor section of similar import.

     The Participant shall not be required to mitigate damages on the amount of the Payment by seeking other employment or otherwise, nor shall the amount of such Payment be reduced by any compensation earned by the Participant as a result of employment after termination of employment with an Employer.

4.4  Time of Payment
     ---------------

     The Payment to which a Participant is entitled shall be paid to the Participant by the Employer or the successor to the Employer, in cash and in full, not later than twenty-five (25) business days after the termination of the Participant's employment. If any Participant should die after termination of employment but before all amounts have been paid, such unpaid amounts shall be paid to the Participant's surviving spouse, or if none, to the Participant's named beneficiary, if living, otherwise to the personal representative on behalf of or for the benefit of the Participant's estate.

                             ARTICLE V

              OTHER RIGHTS AND BENEFITS NOT AFFECTED

5.1  Other Benefits
     --------------

     Neither the provisions of the Plan nor the Payment provided for hereunder shall reduce any amounts otherwise payable, or in any way diminish the Participant's rights as an Employee of an Employer, whether existing now or hereafter, under any benefit, incentive, retirement, stock option, stock bonus, stock ownership or any employment agreement or other plan or arrangement.

5.2  Employment Status
     -----------------

     This Plan does not constitute a contract of employment or impose on the Participant or the Participant's Employer any obligation to retain the Participant as an Employee, to change the status of the Participant's employment, or to change the Employer's policies regarding termination of employment.

                            ARTICLE VI

                      PARTICIPATING EMPLOYERS

     Upon approval by the Board of Directors of the Bank, this Plan may be adopted by any Subsidiary or Parent of the Bank. Upon such adoption, the Subsidiary or Parent shall become an Employer hereunder and the provisions of the Plan shall be fully applicable to the Employees of that Subsidiary or Parent.

                            ARTICLE VII

                       SUCCESSOR TO THE BANK

     The Bank shall require any successor to or assignee of, whether direct or indirect, by purchase, merger, consolidation or otherwise, all or substantially all the business or assets of the Bank, expressly and unconditionally to assume and agree to perform the Bank's obligations under the Plan.

                           ARTICLE VIII

                DURATION, AMENDMENT AND TERMINATION

8.1  Duration
     --------

     If a Change in Control has not occurred, the Plan shall expire fifteen
(15) years from the Effective Date, unless sooner terminated as provided in
Section 8.2, or unless extended for an additional period or periods by resolution adopted by the Board of Directors of the Bank.

     Notwithstanding the foregoing, if a Change in Control occurs, the Plan shall continue in full force and effect, and shall not terminate or expire until such date as all Participants who become entitled to Payments hereunder shall have received such Payments in full.

8.2  Amendment and Termination
     -------------------------

     The Plan may be terminated or amended in any respect by resolution adopted by a majority of the Board of Directors of the Bank, unless (i) a Change in Control has previously occurred, (ii) the Bank shall have in the previous year received an offer, which was not subsequently withdrawn, from a third party to engage in a transaction which would involve a Change in Control or (iii) a third party shall have disclosed in a filing with the Securities and Exchange Commission ("SEC") its intent to engage in a transaction which would result in a Change in Control and has not subsequently indicated in another SEC filing that it no longer had such intention. For so long as any of the events listed in paragraphs (i), (ii) and (iii) persist, the Plan shall not be subject to amendment, change, substitution, deletion, revocation or termination in any respect whatsoever unless any acquiror of the Bank shall agree in writing to provide benefits to covered employees which are at least as substantial as those set forth herein if such employees are terminated without cause within one year of a Change in Control of the Bank.

8.3  Form of Amendment
     -----------------

     The form of any proper amendment or termination of the Plan shall be a written instrument signed by the duly authorized officer or officers of the Bank, certifying that the amendment or termination has been approved by the Board of Directors. A proper amendment of the Plan automatically shall effect a corresponding amendment to all Participant's rights hereunder, regardless of whether the Participants receive notice of such action. A proper termination of the Plan automatically shall effect a termination of all Participants' rights and benefits hereunder, regardless of whether the Participants receive notice of such action.

                            ARTICLE IX

                      LEGAL FEES AND EXPENSES

     9.1 Subject to the notice provision in section 9.2 hereof, the Bank shall pay all legal fees, costs of litigation, and other expenses incurred by each Participant as a result of the Bank's refusal to make the Payment to which the Participant becomes entitled under this Plan, or as a result of the Bank's unsuccessfully contesting the validity, enforceability or interpretation of the Plan.

     9.2 A Participant must provide the Bank with 10 (ten) business days notice of a complaint of entitlement under the Plan before the Bank shall be liable for the payment of any legal fees, costs of litigation or other expenses referred to in section 9.1 hereof.

                             ARTICLE X

                            ARBITRATION

     Any dispute or controversy arising under or in connection with the Plan shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the Participant within fifty
(50) miles from the location of the Bank, in accordance with rules of the American Arbitration Association then in effect. Judgment may be entered on the award of the arbitrator in any court having jurisdiction.

                          Exhibit 10.4

           Employment Agreement with Michael B. Hansen

                          EMPLOYMENT AGREEMENT
                          --------------------

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th day of September, 1999 by and between EverTrust Financial Group, Inc. (the "Company"), and its wholly owned subsidiary, Everett Mutual Bank (the "Bank"), and Michael B. Hansen (the "Employee").

     WHEREAS, the Employee is currently serving as the President and Chief Executive Officer of the Company and of the Bank;

     WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company and the Bank in the position of President and Chief Executive Officer;

     WHEREAS, the board of directors of the Company and the board of directors of the Bank (collectively, the "Board of Directors") recognize that the possibility of a change in control of the Bank or the Company may exist and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Company, the Bank and their respective stockholders;

     WHEREAS, the Board of Directors believes that it is in the best interests of the Company and the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.
         ------------

          (a) The term "Change in Control" means (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer for such shares (2) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956, as amended, under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company.

          (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)    The term "Effective Date" means the date of this Agreement.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Everett Washington, or within a radius of 35 miles from the location of the Company's administrative offices as of the date of this Agreement, except for reasonable travel on Company or Bank business;
(2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the board of directors of the Company (or a board of directors of a successor of the Company) to elect him as President and Chief Executive Officer of the Company (or a successor of the Company) or any action by the board of directors of the Company (or a board of directors of a successor of the Company) removing him from such office, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as President and Chief Executive Officer of the Bank (or any successor of the Bank) or any action by such board (or a board of a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank's affairs under Section 8 of the Federal Deposit Insurance Act.

          (f) The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company or the Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2.  Term.    The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

     3.  Employment.    The Employee shall be employed as the President and
Chief Executive Officer of the Company and as the President and Chief Executive Officer of the Bank. As such, the Employee shall render all services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors, which approval shall not be withheld unreasonably and
(ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

     4.  Cash Compensation.
         ------------------

          (a) Salary. The Company and the Bank jointly agree to pay the Employee during the term of this Agreement a base salary (the "Salary") the annualized amount of which shall be not less than the annualized aggregate amount of the Employee's base salary from the Company and any Consolidated Subsidiaries in effect at the Effective Date; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company and the Bank to the Employee. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors at least annually during the term of this Agreement.

          (b)    Bonuses.    The Employee shall be entitled to participate in
an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers.

          (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

     5.  Benefits.
         ---------

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

     6. Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.  Termination of Employment.
         --------------------------

          (a) Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company and the Bank jointly shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as the Salary would have been payable to the Employee under Section 4(a) if the Employee had continued to be employed by the Company and the Bank, and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (b)    Termination for Cause.    In the event of Termination for
Cause, the Company and the Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

          (c) Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon 90 days' written notice to the Company and the Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company and the Bank shall be obligated jointly to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

          (d) Change in Control. In the event of Involuntary Termination after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Company and the Bank jointly shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"); and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered

Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (e) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company and the Bank jointly shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

          (f) Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company or the Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company or the Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors, the Company and the Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

          (g) Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

          (h) Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

          (i) Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

          (j) Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (1) at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the FDIC, at the time it approves a supervisory merger to resolve problems related to operation of the Bank. Any rights of the parties that have already vested, however, shall not be affected by any such action.

          (k)    Reductions of Benefits.   Notwithstanding any other provision
of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code.
The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

          (l) Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company and the Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company and the Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9.  Non-Competition.
         ----------------
     (a) Upon any termination of Employee's employment hereunder except pursuant to Section 7(d) hereof, Employee agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Sections 7(a), (b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Employee.

     (b) Employee recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Employee will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Employee may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by Employee of the provisions of this Section, the Bank will be entitled to an injunction restraining Employee from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Employee.

     10. Attorneys' Fees. The Company and the Bank jointly shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company or the Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's and the Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     11.  No Assignments.
          ---------------
           (a) This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that the Company and the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Bank would be required to perform it if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company and the Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     12. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company and Bank at their home offices, to the attention of the Board of Directors with a copy to the Secretary of the Company and the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company or the Bank.

     13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     16. Governing Law. This Agreement shall be governed by the laws of the State of Washington.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.


Attest:                                  EVERTRUST FINANCIAL GROUP, INC.


/s/Lorelei Christenson                   /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee


                                         Attest:
                                         EVERETT MUTUAL BANK

/s/Lorelei Christenson                  /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee


                                         Employee

                                         /s/Michael B. Hansen
                                         -----------------------------------
                                         Michael B. Hansen

                          Exhibit 10.5

           Employment Agreement with Michael R. Deller

                       EMPLOYMENT AGREEMENT
                       --------------------

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th day of September, 1999 by and between EverTrust Financial Group, Inc. (the "Company"), and its wholly owned subsidiary, Everett Mutual Bank (the "Bank"), and Michael R. Deller (the "Employee").

     WHEREAS, the Employee is currently serving as the Executive President of the Company and of the Bank;

     WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company and the Bank in the position of Executive Vice President;

     WHEREAS, the board of directors of the Company and the board of directors of the Bank (collectively, the "Board of Directors") recognize that the possibility of a change in control of the Bank or the Company may exist and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Company, the Bank and their respective stockholders;

     WHEREAS, the Board of Directors believes that it is in the best interests of the Company and the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.
         ------------
          (a) The term "Change in Control" means (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer for such shares (2) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956, as amended, under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company.

          (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)    The term "Effective Date" means the date of this Agreement.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Everett Washington, or within a radius of 35 miles from the location of the Company's administrative offices as of the date of this Agreement, except for reasonable travel on Company or Bank business;
(2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the board of directors of the Company (or a board of directors of a successor of the Company) to elect him as Executive Vice President of the Company (or a successor of the Company) or any action by the board of directors of the Company (or a board of directors of a successor of the Company) removing him from such office, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as Executive Vice President of the Bank (or any successor of the Bank) or any action by such board (or a board of a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank's affairs under Section 8 of the Federal Deposit Insurance Act.

          (f) The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company or the Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term. The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

     3. Employment. The Employee shall be employed as the Executive Vice President of the Company and as the Executive Vice President of the Bank. As such, the Employee shall render all services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

     4.  Cash Compensation.
         ------------------

          (a) Salary. The Company and the Bank jointly agree to pay the Employee during the term of this Agreement a base salary (the "Salary") the annualized amount of which shall be not less than the annualized aggregate amount of the Employee's base salary from the Company and any Consolidated Subsidiaries in effect at the Effective Date; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company and the Bank to the Employee. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors at least annually during the term of this Agreement.

          (b) Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers.

          (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

     5.  Benefits.
         ---------

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

     6. Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.  Termination of Employment.
         --------------------------

          (a) Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company and the Bank jointly shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as the Salary would have been payable to the Employee under Section 4(a) if the Employee had continued to be employed by the Company and the Bank, and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (b)  Termination for Cause.    In the event of Termination for
Cause, the Company and the Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

          (c) Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon 90 days' written notice to the Company and the Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company and the Bank shall be obligated jointly to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

          (d) Change in Control. In the event of Involuntary Termination after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Company and the Bank jointly shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"); and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered

Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (e) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company and the Bank jointly shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

          (f) Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company or the Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company or the Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors, the Company and the Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

          (g) Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

          (h) Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

          (i) Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

          (j) Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (1) at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the FDIC, at the time it approves a supervisory merger to resolve problems related to operation of the Bank. Any rights of the parties that have already vested, however, shall not be affected by any such action.

          (k)  Reductions of Benefits.   Notwithstanding any other provision
of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code.
The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

          (l) Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company and the Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company and the Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9.  Non-Competition.
         ----------------
          (a) Upon any termination of Employee's employment hereunder except pursuant to Section 7(d) hereof, Employee agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Sections 7(a), (b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Employee.

     (b) Employee recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Employee will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Employee may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by Employee of the provisions of this Section, the Bank will be entitled to an injunction restraining Employee from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Employee.

     10. Attorneys' Fees. The Company and the Bank jointly shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company or the Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's and the Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     11.  No Assignments.
          ---------------

          (a) This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that the Company and the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Bank would be required to perform it if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company and the Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     12. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company and Bank at their home offices, to the attention of the Board of Directors with a copy to the Secretary of the Company and the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company or the Bank.

     13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     16. Governing Law. This Agreement shall be governed by the laws of the State of Washington.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.



Attest:                                  EVERTRUST FINANCIAL GROUP, INC.


/s/Lorelei Christenson                   /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee


                                         Attest:
                                         EVERETT MUTUAL BANK

/s/Lorelei Christenson                  /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee

                                         Employee

                                         /s/Michael R. Deller
                                         ---------------------------------
                                         Michael R. Deller

                          Exhibit 10.6

          Employment Agreement with Jeffrey R. Mitchell

                       EMPLOYMENT AGREEMENT
                       --------------------

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 30th day of September, 1999 by and between EverTrust Financial Group, Inc. (the "Company"), and its wholly owned subsidiary, Everett Mutual Bank (the "Bank"), and Jeffrey R. Mitchell (the "Employee").

     WHEREAS, the Employee is currently serving as the Senior Vice President and Chief Financial Officer of the Company and of the Bank;

     WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company and the Bank in the position of Senior Vice President and Chief Financial Officer;

     WHEREAS, the board of directors of the Company and the board of directors of the Bank (collectively, the "Board of Directors") recognize that the possibility of a change in control of the Bank or the Company may exist and that such possibility, and the uncertainty and questions which may arise among management, may result in the departure or distraction of key management to the detriment of the Company, the Bank and their respective stockholders;

     WHEREAS, the Board of Directors believes that it is in the best interests of the Company and the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

     WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1.  Definitions.
         ------------
          (a) The term "Change in Control" means (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer for such shares (2) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956, as amended, under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company.

          (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors) that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

          (c) The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

          (d)  The term "Effective Date" means the date of this Agreement.

          (e) The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Everett Washington, or within a radius of 35 miles from the location of the Company's administrative offices as of the date of this Agreement, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as partof a Bank- or Company-wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; or (6) the failure of the board of directors of the Company (or a board of directors of a successor of the Company) to elect him as Senior Vice President and Chief Financial Officer of the Company (or a successor of the Company) or any action by the board of directors of the Company (or a board of directors of a successor of the Company) removing him from such office, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as Senior Vice President and Chief Financial Officer of the Bank (or any successor of the Bank) or any action by such board (or a board of a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibition from participation in the conduct of the Bank's affairs under Section 8 of the Federal Deposit Insurance Act.

          (f) The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company or the Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term. The term of this Agreement shall be a period of three years commencing on the Effective Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (i) neither the Employee nor the Company has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

     3. Employment. The Employee shall be employed as the Senior Vice President and Chief Financial Officer of the Company and as the Senior Vice President and Chief Financial Officer of the Bank. As such, the Employee shall render all services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or the Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable boards or committees and, in addition, on such corporate boards as are approved in a resolution adopted by a majority of the Board of Directors, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

     4.  Cash Compensation.
         ------------------

         (a) Salary. The Company and the Bank jointly agree to pay the Employee during the term of this Agreement a base salary (the "Salary") the annualized amount of which shall be not less than the annualized aggregate amount of the Employee's base salary from the Company and any Consolidated Subsidiaries in effect at the Effective Date; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company and the Bank to the Employee. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Salary shall be reviewed by the Board of Directors at least annually during the term of this Agreement.

          (b) Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers.

          (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Company and the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.

     5.  Benefits.
         ---------

          (a) Participation in Benefit Plans. The Employee shall be entitled to participate, to the same extent as executive officers of the Company and the Bank generally, in all plans of the Company and the Bank relating to pension, retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof. In addition, the Employee shall be entitled to be considered for benefits under all of the stock and stock option related plans in which the Company's or the Bank's executive officers are eligible or become eligible to participate.

          (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any other fringe benefit plans or perquisites which are or may become generally available to the Company's or the Bank's executive officers, including but not limited to supplemental retirement, incentive compensation, supplemental medical or life insurance plans, company cars, club dues, physical examinations, financial planning and tax preparation services.

     6. Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine in its discretion.

     7.   Termination of Employment.
          --------------------------

          (a) Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company and the Bank jointly shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as the Salary would have been payable to the Employee under Section 4(a) if the Employee had continued to be employed by the Company and the Bank, and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (b)  Termination for Cause.    In the event of Termination for
Cause, the Company and the Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

          (c) Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon 90 days' written notice to the Company and the Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such voluntary termination, the Company and the Bank shall be obligated jointly to continue to pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

          (d) Change in Control. In the event of Involuntary Termination after a Change in Control which occurs at any time following the Effective Date while the Employee is employed under this Agreement, the Company and the Bank jointly shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"); and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependents and beneficiaries who would have been eligible for such benefits if the Employee had not suffered

Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him, as if he had not suffered Involuntary Termination.

          (e) Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company and the Bank jointly shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

          (f) Disability. If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company or the Bank (the "Disability Plan") or becomes otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company or the Bank for executive employees. In the event of such disability, this Agreement shall not be suspended, except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors, the Company and the Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

          (g) Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

          (h) Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

          (i) Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

          (j) Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the Bank: (1) at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section 13(c) of the FDIA; or (2) by the FDIC, at the time it approves a supervisory merger to resolve problems related to operation of the Bank. Any rights of the parties that have already vested, however, shall not be affected by any such action.

          (k)  Reductions of Benefits.   Notwithstanding any other provision
of this Agreement, if payments and the value of benefits received or to be received under this Agreement, together with any other amounts and the value of benefits received or to be received by the Employee, would cause any amount to be nondeductible by the Company or any of the Consolidated Subsidiaries for federal income tax purposes pursuant to or by reason of Section 280G of the Code, then payments and benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize amounts and the value of benefits to be received by the Employee without causing any amount to become nondeductible pursuant to or by reason of Section 280G of the Code.
The Employee shall determine the allocation of such reduction among payments and benefits to the Employee.

          (l) Further Reductions. Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

     8. Notice of Termination. In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company and the Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company and the Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

     9.  Non-Competition.
         ----------------

    (a) Upon any termination of Employee's employment hereunder except pursuant to Section 7(d) hereof, Employee agrees not to compete with the Bank and/or the Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or the Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Sections 7(a), (b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other lines and/or of a different nature than the Bank and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or the Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Employee.

     (b) Employee recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Employee will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Employee may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by Employee of the provisions of this Section, the Bank will be entitled to an injunction restraining Employee from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, including the recovery of damages from Employee.

     10. Attorneys' Fees. The Company and the Bank jointly shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company or the Bank (or a successor) or the Consolidated Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's and the Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonably and in good faith with respect to any action initiated by the Company or the Bank.

     11.  No Assignments.
          ---------------

          (a) This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that the Company and the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Bank would be required to perform it if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company and the Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

          (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     12. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company and Bank at their home offices, to the attention of the Board of Directors with a copy to the Secretary of the Company and the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company or the Bank.

     13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     16. Governing Law. This Agreement shall be governed by the laws of the State of Washington.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year exceeds the maximum amount of compensation deductible by the Company or any of the Consolidated Subsidiaries in any calendar year under Section 162(m) of the Code (the "maximum allowable amount"), then any such amount in excess of the maximum allowable amount shall be mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.


Attest:                                  EVERTRUST FINANCIAL GROUP, INC.


/s/Lorelei Christenson                   /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee


                                         Attest:
                                         EVERETT MUTUAL BANK

/s/Lorelei Christenson                  /s/Robert A. Leach, Jr.
--------------------------------------   -----------------------------------
Lorelei Christenson, Corporate           By:  Robert A. Leach, Jr.
  Secretary                              Its: Chairman of the Compensation
                                              Committee



                                         Employee

                                         /s/Jeffrey R. Mitchell
                                         -------------------------------
                                         Jeffrey R. Mitchell

                            Exhibit 21

                  Subsidiaries of the Registrant


Parent
------
EverTrust Financial Group, Inc.

                              Percentage       Jurisdiction or
Subsidiaries                 of Ownership   State of Incorporation
------------                 ------------   ----------------------
Everett Mutual Bank             100%              Washington

Commercial Bank of Everett      100%              Washington

I-Pro, Inc.                     100%              Washington

Mutual Bancshares Capital, Inc. 100%              Washington

Sound Financial, Inc. (1)       100%              Washington

------------
(1)  This corporation is a wholly owned subsidiary of Everett Mutual Bank.

                            Exhibit 27
              Financial Data Schedule (in thousands)

This schedule contains financial information extracted from the consolidated financial statements of EverTrust Financial Group for the year ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

              Financial Data
              as of or for the year
Item Number   ended March 31, 2000    Item Description
-----------   ---------------------   ----------------
9-03 (1)             5,862            Cash and Due from Banks
9-03 (2)             1,790            Interest - bearing deposits
9-03 (3)             1,330            Federal funds sold - purchased
                                      securities for resale
9-03 (4)                --            Trading account assets
9-03 (6)            95,988            Investment and mortgage backed
                                      securities held for sale
9-03 (6)            12,066            Investment and mortgage backed
                                      securities held to maturity - carrying
                                      value
9-03 (6)            12,136            Investment and mortgage backed
                                      securities held to maturity - market
                                      value
9-03 (7)           416,116            Loans
9-03 (7)(2)          6,484            Allowance for loan losses
9-03 (11)          555,212            Total assets
9-03 (12)          382,986            Deposits
9-03 (13)           20,028            Short - term borrowings
9-03 (15)            4,274            Other liabilities
9-03 (16)           14,395            Long - term debt
9-03 (19)               --            Preferred stock - mandatory redemption
9-03 (20)               --            Preferred stock - no mandatory
                                      redemption
9-03 (21)           83,978            Common stocks
9-03 (22)           49,551            Other stockholders' equity
9-03 (23)          555,212            Total liabilities and stockholders'
                                      equity
9-04 (1)            31,464            Interest and fees on loans
9-04 (2)             6,970            Interest and dividends on investments
9-04 (4)                --            Other interest income
9-04 (5)            38,434            Total interest income
9-04 (6)            17,641            Interest on deposits
9-04 (9)            18,832            Total interest expense
9-04 (10)           19,602            Net interest income
9-04 (11)              810            Provision for loan losses
9-04 (13)(h)           218            Investment securities gains/(losses)
9-04 (14)           19,696            Other expenses
9-04 (15)              386            Income/loss before income tax
9-04 (17)              386            Income/loss before extraordinary items
9-04 (18)               --            Extraordinary items, less tax
9-04 (19)               --            Cumulative change in accounting
                                      principles
9-04 (20)              572            Net income or loss
9-04 (21)               --            Earnings per share - primary
9-04 (21)               --            Earnings per share - fully diluted
I.B. 5                3.97            Net yield - interest earnings - actual
III.C.1. (a)           406            Loans on non - accrual
III.C.1. (b)            --            Accruing loans past due 90 days or more
III.C.2. (c)            --            Troubled debt restructuring
III.C.2                323            Potential problem loans
IV.A.1               5,672            Allowance for loan loss - beginning of
                                      period
IV.A.2                  16            Total chargeoffs and transfers
IV.A.3                  18            Total recoveries

IV.A.4               6,484            Allowance for loan loss - end of period
IV.B.1               6,484            Loan loss allowance allocated to
                                      domestic loans
IV.B.2                  --            Loan loss allowance allocated to foreign
                                      loans
IV.B.3                  --            Loan loss allowance - unallocated