Form 10-Q
period 2000-06-30
EVERTRUST FINANCIAL GROUP INC
filed 2000-08-08
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended...................June 30, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    -----------------

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

     (1)     Yes    X       No
                  -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                           As of August 4, 2000
      ---------------                           --------------------
      Common stock, no par value                     7,999,137

                     EVERTRUST FINANCIAL GROUP, INC.
                            Table of Contents
                                                                       Page
PART 1 - FINANCIAL INFORMATION                                         ----

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows :

         Consolidated Statements of Financial Condition as of
         June 30,and March 31, 2000 . . . . . . . . . . . . . . . . .    1

         Consolidated Statements of Operations for the three months
         ended June 30, 2000 and 1999 . . . . . . . . . . . . . . . .    2

         Consolidated Statements of Comprehensive Income for the
         three months ended June 30, 2000 and 1999. . . . . . . . . .    3

         Consolidated Statements of Changes in Equity for the
         three  months ended June 30, 2000 and 1999 . . . . . . . . .    3

         Consolidated Statements of Cash Flows for the three
         months ended June 30, 2000 and 1999. . . . . . . . . . . . .    4

         Notes to Consolidated Financial Statements . . . . . . . . .    5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General. . . . . . . . . . . . . . . . . . . . . . . . . . .    7

         Comparison of Financial Condition at June 30 and March 31,
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

         Comparison of Operating Results for the three months ended
         June 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . .   10

         Liquidity and Capital Resources. . . . . . . . . . . . . . .   13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

         Asset and Liability Management and Market Risk . . . . . . .   14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . .   15

         Item 2.  Changes in Securities . . . . . . . . . . . . . . .   15

         Item 3.  Defaults upon Senior Securities . . . . . . . . . .   15

         Item 4.  Submission of Matters to Vote of Stockholders . . .   15

         Item 5.  Other Information . . . . . . . . . . . . . . . . .   15

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .   15

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .   16

         EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                        EverTrust Financial Group, Inc.
                Consolidated Statements of Financial Condition
                         June 30, and March 31, 2000
              (Dollar amounts in thousands, except share amounts)

                                                       June 30,  March 31,
                                                         2000      2000
                                                         ----      ----
                                                      (Unaudited)
  ASSETS

  Cash and cash equivalents, including interest
    bearing deposits of $1,375 and $1,790              $ 9,679   $ 7,652
  Securities available for sale, amortized cost of
    $89,683 and $97,710                                 87,998    95,988
  Securities held to maturity, fair value of $11,542
    and $12,136                                         11,459    12,066
  Federal Home Loan Bank stock                           4,433     4,288
  Loan receivable, net                                 447,240   416,116
  Loans held for sale                                        -         -
  Accrued interest receivable                            4,085     3,653
  Premises and equipment                                 8,077     8,138
  Prepaid expenses and other assets                      7,200     7,311
                                                      --------  --------
  Total Assets                                        $580,171  $555,212
                                                      ========  ========
  LIABILITIES AND EQUITY

  Liabilities:
    Deposit accounts                                  $380,332  $382,986
    Federal Home Loan Bank advances and other
      borrowings                                        66,933    34,423
    Accounts payable and other liabilities               3,901     4,274
                                                      --------  --------
    Total Liabilities                                  451,166   421,683
                                                      --------  --------
  Equity:
    Common stock - no par value, 49,000,000 shares
      authorized, 7,991,137 shares and 8,536,937
      shares outstanding at June 30, and March 31, 2000 78,544    83,978
    Employee Stock Ownership Plan debt                  (1,584)   (1,584)
    Retained earnings                                   53,157    52,271
    Accumulated other comprehensive income              (1,112)   (1,136)
                                                      --------  --------
    Total Equity                                       129,005   133,529
                                                      --------  --------
  Total Liabilities and Equity                        $580,171  $555,212
                                                      ========  ========

                     EverTrust Financial Group, Inc.
                  Consolidated Statements of Operations
            For the Three Months Ended June 30, 2000 and 1999
         (Dollar amounts in thousands, except per share amounts)

                                                           2000         1999
                                                           ----         ----
                                                               (Unaudited)
  INTEREST INCOME:
   Loans receivable                                     $ 9,174       $ 7,489
   Investment securities:
     Taxable interest income                              1,425         1,066
     Tax-exempt interest income                              97           102
     Dividend income                                        168           130
                                                        -------       -------
      Total investment security income                    1,690         1,298
                                                        -------       -------
      Total interest income                              10,864         8,787
  INTEREST EXPENSE:
   Deposit accounts                                       4,542         4,321
   Federal Home Loan Bank advances and other borrowings     687           293
                                                        -------       -------
      Total interest expense                              5,229         4,614
                                                        -------       -------
      Net interest income                                 5,635         4,173
  PROVISION FOR LOAN LOSSES                                 300           275
                                                        -------       -------
      Net interest income after provision for
        loan losses                                       5,335         3,898
  OTHER INCOME:
   Loan service fees                                        176           180
   Gain (loss) on sale of securities                         61           170
   Gain (loss) on sale of loans                              17          (481)
   Other, net                                               384           239
                                                        -------       -------
      Total other income                                    638           108
                                                        -------       -------
  OTHER EXPENSES:
   Salaries and employee benefits                         1,914         1,638
   Occupancy and equipment                                  688           648
   Information processing costs                             202           169
   Other, net                                             1,017           702
                                                        -------       -------
      Total other expenses                                3,821         3,157
                                                        -------       -------
      Earnings before federal income taxes                2,152           849
  FEDERAL INCOME TAXES                                      654           208
                                                        -------       -------
  NET INCOME                                            $ 1,498       $   641
                                                        =======       =======
  Net income per common share - basic (1)                 $0.18           n/a
  Net income per common share - diluted (1)               $0.18           n/a

  Weighted average shares outstanding-basic(1)        8,256,022             -
  Weighted average shares outstanding-diluted(1)      8,256,022             -

  Dividend paid per share (1)                            $0.075           n/a

  (1) The Company converted from a mutual to public company on September 30, 1999.

                   EverTrust Financial Group, Inc.
           Consolidated Statements of Comprehensive Income
          For the Three Months Ended June 30, 2000 and 1999
                      (In thousands, Unaudited)

                                                        2000         1999
                                                        ----         ----

  Net Income                                            $1,498      $ 641
  Other Comprehensive Income, net of income taxes:
   Gross unrealized gain (loss) on securities:
     Unrealized holding gain (loss) during the period,
       net of deferred income tax expense (benefit) of
       $34 and $(69)                                        64       (134)
     Less adjustment of gains included in net income
       (loss), net of income tax of $(21) and $(58)        (40)      (112)
                                                        ------      -----
     Other comprehensive income (loss)                      24       (246)
                                                        ------      -----
  Comprehensive Income                                  $1,522      $ 395
                                                        ======      =====

                      EverTrust Financial Group, Inc.
               Consolidated Statements of Changes in Equity
            For the Three Months Ended June 30, 2000 and 1999
                (Dollar amounts in thousands, Unaudited)
                                                              Accum-
                          Common Stock (1) Debt              Other
                          Number          Related            Compre-
                            of              to     Retained  hensive
                          Shares   Amount  ESOP    Earnings  Income   Total
                          ------   ------  ----    --------  ------   -----
  Balance at March 31,
    1999                    n/a  $        $        $52,147  $   116  $ 52,263
  Net income                                           641                641
  Other comprehensive
    income, net of
    income taxes                                               (246)     (246)
                      ---------  -------  -------  -------  -------  --------
  Balance at June 30,
    1999                    n/a  $        $        $52,788  $  (130) $ 52,658
                      =========  =======  =======  =======  =======  ========

  Balance at March 31,
    2000              8,536,937  $83,978  $(1,584) $52,271  $(1,136) $133,529
  Common stock
    repurchased        (545,800)  (5,434)                              (5,434)
  Net income                                         1,498              1,498
  Dividends paid                                      (612)              (612)
  Other comprehensive
    income, net of
    income taxes                                                 24        24
                      ---------  -------  -------  -------  -------  --------
  Balance at June 30,
    2000              7,991,137  $78,544  $(1,584) $53,157  $(1,112) $129,005
                      =========  =======  =======  =======  =======  ========

  (1) Stock offering completed on September 30, 1999.

                     EverTrust Financial Group, Inc.
                  Consolidated Statements of Cash Flows
           For the Three Months Ended June 30, 2000 and 1999
                       (In thousands, Unaudited)

                                                           2000       1999
                                                           ----       ----
  Operating Activities:
   Net income                                            $ 1,498     $ 641
   Adjustment to reconcile earnings to net cash provided
     by operating activities:
       Depreciation and amortization of premises and
         equipment                                           262       215
       Stock dividends and accretion of investment
         security discounts                                 (112)      (93)
       Loss(gain) on sale of premises and equipment,
         securities available for sale and
         real estate owned                                   (61)     (141)
       Amortization of investment security premiums           49        78
       Book loss on limited partnerships                      27        29
       Provision for losses on loans and real estate
         owned and mark to market loss on saleable loans     300       722
       Amortization of deferred loan fees and costs         (201)     (414)
       Loan fees deferred                                    374       420
       Proceeds from the sale of loans                       814     8,996
       Loans originated for sale                            (814)   (3,696)
       Cash provided (used) by changes in operating assets
         and liabilities:
           Accrued interest receivable                      (432)     (184)
           Prepaid expenses and other assets                (142)     (212)
           Accounts payable and other liabilities           (373)   (1,291)
           Deferred taxes                                    213      (537)
                                                        --------  --------
   Net cash provided (used) by operating activities        1,402     4,533
                                                        --------  --------
  Investing Activities:
   Proceeds from maturities of securities available
     for sale                                             12,308     3,504
   Proceeds from maturities of securities held
     to maturity                                             614       225
   Proceeds from sale of securities available for sale       704     4,195
   Purchase of securities available for sale              (4,938)   (8,011)
   Purchase of Federal Home Loan Bank stock                  (75)        -
   Loan principal repayments                              18,162    25,606
   Loans originated or acquired                          (49,759)  (39,880)
   Net additions to premises and equipment                  (201)      (43)
                                                        --------  --------
   Net cash used by investing activities                 (23,185)  (14,404)
                                                        --------  --------
  Financing Activities:
   Net increase in deposit accounts                       (2,654)   12,855
   Proceeds from Federal Home Loan Bank advances          54,462         -
   Repayment of Federal Home Loan Bank advances          (36,017)      (13)
   Proceeds from other borrowings                         15,945         -
   Repayment of other borrowings                          (1,880)        -
   Repurchase shares of common stock                      (5,434)        -
   Dividends paid on common stock                           (612)        -
                                                        --------  --------
   Net cash provided by financing activities              23,810    12,842
                                                        --------  --------
  Net Increase (Decrease) in Cash and Cash Equivalents     2,027     2,971
  Cash and Cash Equivalent:
   Beginning of the year                                   7,652    13,230
                                                        --------  --------
   End of quarter                                       $  9,679  $ 16,201
                                                        ========  ========
  Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
    Interest on deposits                                $ 4,534   $ 4,309
    Federal income taxes                                    451         -
    Interest on borrowings                                  453       305

                      EverTrust Financial Group, Inc.
               Notes to Consolidated Financial Statements
                     Three Months Ended June 30, 2000
                                (Unaudited)

Note 1   Basis of Presentation
------------------------------

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The result of operations for the three months ended June 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K dated June 6, 2000.

Note 2   Stock Repurchases
--------------------------

On March 20, 2000, the Board of Directors approved a 5% repurchase (approximately 426,847 shares) of the Company's outstanding common stock. On May 22, 2000, the Board of Directors amended the March 20, 2000 stock repurchase plan, increasing the number of shares authorized for repurchase to 10% (approximately 853,694 shares). At June 30, 2000, the Company had repurchased 545,800 shares of its common stock.

Note 3   Earnings per share
---------------------------

EverTrust's basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. EverTrust's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. For the quarter ended June 30, 2000, the weighted-average shares outstanding was 8,256,022 for both basic and diluted. Earnings per share are not meaningful for the quarter ended June 30, 1999 as the Company's public offering was not completed until September 30, 1999.

Note 4   Lines of Business
--------------------------

EverTrust manages the business activities of EMB, CBE, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                       Three Months Ended June 30, 2000
                                       --------------------------------
                                                  (In thousands)

                                                            Elimin-
                                     EMB     CBE    Other   ations    Totals
                                     ---     ---    -----   ------    ------

  Condensed income statement:
     Net interest income after
        provision for loan loss   $ 4,447   $296   $  592  $     -   $  5,335
     Other income                     582     47    1,661   (1,652)       638
     Other expense                  2,789    351      839     (158)     3,821
                                  -------   ----   ------  -------   --------
     Income before income taxes     2,240     (8)   1,414   (1,494)     2,152
     Income taxes                     681     (2)     (25)       -        654
                                  -------   ----   ------  -------   --------
     Net income (loss)            $ 1,559   $ (6)  $1,439  $(1,494)  $  1,498
                                  =======   ====   ======  =======   ========

                                                  June 30, 2000
                                                  -------------
                                                  (In thousands)

                                                           Elimin-
                                  EMB     CBE    Other     ations      Totals
                                  ---     ---    -----     ------      ------

  Total Assets               $527,159  $26,983  $134,456  $(108,427)  $580,171
                             ========  =======  ========  =========   ========

                                        Three Months Ended June 30, 1999
                                        --------------------------------
                                                  (In thousands)

                                                            Elimin-
                                     EMB     CBE    Other   ations    Totals
                                     ---     ---    -----   ------    ------
  Condensed income statement:
     Net interest income after
        provision for loan loss   $ 3,644  $ 181   $    73  $    -    $3,898
     Other income                     103     32       862    (889)      108
     Other expense                  2,481    236       531     (91)    3,157
                                  -------  -----   -------  ------    ------
     Income before income taxes     1,266    (23)      404    (798)      849
     Income taxes                     351     (8)     (135)      -       208
                                  -------  -----   -------  ------    ------
     Net income (loss)            $   915  $ (15)  $   539  $ (798)   $  641
                                  =======  =====   =======  ======    ======

                                                  June 30, 1999
                                                  -------------
                                                  (In thousands)

                                                             Elimin-
                                  EMB      CBE     Other     ations    Totals
                                  ---      ---     -----     ------    ------
  Total Assets                 $436,405  $20,899  $57,397  $(50,666)  $464,035
                               ========  =======  =======  ========   ========

Note 5 - Additional Information Regarding Investment Securities
---------------------------------------------------------------

The following table sets forth additional detail on EverTrust's investment securities (in thousands):

                                     June 30, 2000        March 31, 2000
                                   Carrying    Fair     Carrying      Fair
                                    Value      Value      Value      Value
                                    -----      -----      -----      -----
Available for sale:
 U.S. Government Agency
   obligations                     $12,398    $12,326    $12,198    $12,119
 Corporate obligations              36,742     36,119     41,359     40,650
 Municipal obligations               5,495      5,398      5,661      5,537
 Equity securities                   7,676      7,111     12,223     11,821
 Certificate of deposits               187        187        185        185
 Mortgage-backed securities         27,185     26,857     26,084     25,676
                                  --------   --------   --------   --------
 Total available for sale           89,683     87,998     97,710     95,988
                                  --------   --------   --------   --------
Held to maturity:
 U.S. Government Agency obligations  2,513      2,535      2,514      2,538
 Corporate obligations                 988      1,003      1,486      1,505
 Municipal obligations               5,984      6,002      5,996      6,003
 Certificate of deposits               488        488        481        481
 Mortgage-backed securities          1,486      1,514      1,589      1,609
                                  --------   --------   --------   --------
 Total held to maturity             11,459     11,542     12,066     12,136
                                  --------   --------   --------   --------
 Total investment securities      $101,142   $ 99,540   $109,776   $108,124
                                  ========   ========   ========   ========

At June 30, 2000 equity securities were comprised of, at cost, $3.0 million ($2.6 million fair value) in common stock of publicly traded companies, $2.0 million ($1.7 million fair value) in trust preferred securities and $2.7 million ($2.7 million fair value) in money market mutual funds.

Note 6 - Additional Information Regarding Federal Home Loan Bank advances and
-----------------------------------------------------------------------------
other borrowings
----------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                      June 30, 2000    March 31, 2000
                                      -------------    --------------

  Due within 1 year                      $48,801           $20,028
  Due after 1 year but within 3 years      5,000             4,000
  Due after 3 years                       13,132            10,395
                                         -------           -------
                                         $66,933           $34,423
                                         =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EMB, CBE, I-Pro and MB Cap. EMB conducts business through its 11 full service offices located throughout Snohomish County, Washington, and a loan office in Bellevue (King County), Washington. EMB considers the communities in Snohomish County, Washington, as its primary market area for making loans and attracting deposits. EMB also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EMB's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial real estate and construction loans as well as residential mortgage loans. CBE offers business loans and deposit services to individuals and local businesses through its office located in Everett, Washington. I-Pro is located in Kent, Washington, and provides backroom banking services for EMB and CBE. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

Comparison of Financial Condition at June 30, and March 31, 2000
----------------------------------------------------------------

Total assets increased $25.0 million from $555.2 million at March 31, 2000 to $580.2 million at June 30, 2000. The majority of the increase was the result of growth in the loan portfolio partially offset by decreases in the investment portfolio.

The investment portfolio (including FHLB stock) decreased $8.4 million, or 7.5%, from $112.3 million at March 31, 2000 to $103.9 million at June 30, 2000. The decrease was due to maturities which in turn were used to fund growth in the loan portfolio.

Loans receivable increased $31.1 million, or 7.5%, from $416.1 million at March 31, 2000 to $447.2 million at June 30, 2000. The increase was due primarily to growth in the multifamily construction loan portfolio of $14.8 million, from $32.3 million at March 31, 2000 to $47.1 million at June 30, 2000; the business loan portfolio of $10.8 million, from $16.5 million at March 31, 2000 to $27.3 million at June 30, 2000; and the commercial real estate loan portfolio of $7.1 million, from $128.9 million at March 31, 2000 to $136.0 million at June 30, 2000.

The following table is provided to disclose additional detail on EverTrust's loans (in thousands):

                                                   June 30,     March 31,
                                                     2000         2000
                                                     ----         ----
  Real Estate:
   1-4 family residential                          $68,432      $ 70,042
   1-4 family construction and land development     38,954        37,266
   Income property:
     Commercial construction                        24,485        23,871
     Commercial real estate                        136,041       128,892
     Multifamily construction                       47,069        32,304
     Multifamily residential                       137,060       136,727
  Consumer:
   Residential mortgages                             5,452         5,211
   Home equity and second mortgages                 19,026        18,090
   Credit cards                                      1,692         1,375
   Automobiles                                       1,156         1,038
   Other installment loans                           5,179         4,243
  Business loans                                    27,262        16,494
                                                  --------      --------
  Gross loans                                      511,808       475,553

  Less:
   Undisbursed loan proceeds                       (54,117)      (49,460)
   Deferred loan fees and other                     (3,666)       (3,493)
   Reserve for loan losses                          (6,785)       (6,484)
                                                  --------      --------
  Total                                            447,240       416,116
  Loans receivable held for sale                         -             -
                                                  --------      --------
  Loans receivable, net                           $447,240      $416,116
                                                  ========      ========

At June 30, 2000, EverTrust had $493,000 in loans accounted for on a non-accrual basis ($485,000 in one to four family mortgage loans and $8,000 in consumer loans) compared to $406,000 at March 31, 2000. The following table provides a roll-forward of EverTrust's allowance for loan loss for the three months ended June 30, 2000 and 1999 (in thousands):

                                                      2000           1999
                                                      ----           ----

  Allowance at beginning of period                   $6,484         $5,672
  Provision for loan losses                             300            275
  Charge-offs                                             3              -
  Recoveries                                              4             18
                                                     ------         ------
  Balance at end of period                           $6,785         $5,965
                                                     ======         ======

Total deposits of EverTrust decreased by $2.7 million from $383.0 million at March 31, 2000 to $380.3 million at June 30, 2000. The change is the result of decreases in money market accounts of $9.6 million from $129.5 million at March 31, 2000 to $119.9 million at June 30, 2000 partially offset by increases in certificate of deposits of $7.7 million from $198.3 million at March 31, 2000 to $206.0 million at June 30, 2000.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                      At June 30, 2000     At March 31, 2000
                                               Percent of          Percent of
                                      Amount     Total     Amount     Total


Non-interest bearing accounts        $  8,573     2.3 %   $ 7,902      2.1 %
Savings accounts                       10,457     2.8      10,523      2.7
Demand deposit accounts                35,356     9.3      36,712      9.6
Money market deposit accounts         119,930    31.5     129,522     33.8
Fixed rate certificates which
 mature:
  Within 1 year                       135,791    35.7     132,410     34.6
  After 1 year, but within 2 years     22,592     5.9      24,102      6.3
  After 2 years, but within 5 years    39,924    10.5      39,787     10.4
   Certificates maturing thereafter     7,709     2.0       2,028      0.5
                                     --------   -----    --------    -----
Total                                $380,332   100.0 %  $382,986    100.0 %
                                     ========   =====    ========    =====

Federal Home Loan Bank advances and other borrowings increased $32.5 million from $34.4 million at March 31, 2000 to $66.9 million at June 30, 2000. The increased borrowings were used primarily to fund growth in the loan portfolio.

Total equity at June 30, 2000 was $129.0 million compared to $133.5 million at March 31, 2000. This is a decrease of $4.5 million. Earnings of $1.5 million for the quarter ended June 30, 2000 were more than offset by the repurchase of shares of the Company's common stock for $5.4 million and dividends paid of $612,000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
----------------------------------------------------------------------------
1999
----

General. Net income increased $857,000 from $641,000 for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000. The increase is due primarily to higher net interest income of $1.4 million partially offset by increased other expenses of $664,000.

Net Interest Income. Net interest income increased 33.3% from $4.2 million for the three months ended June 30, 1999 to $5.6 million for the three months ended June 30, 2000. The change is due primarily to higher average balances of interest-earning assets.

Interest income increased $2.1 million from $8.8 million for the three months ended June 30, 1999 to $10.9 million for the same period in 2000. During this same time period, the average balance of interest-earning assets increased from $446.7 million for the three months ended June 30, 1999 to $544.3 million for the three months ended June 30, 2000 resulting in an increase of $2.0 million in income. The yield on interest-earning assets increased from 7.87% for the three months ended June 30, 1999 to 7.98% for the same period in 2000 increasing income $108,000. Increased balances were due to increased loan volumes and security purchases from year to year. These were funded by the proceeds received from the public offering, loan sales and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and the shift in assets from short-term cash and cash equivalents to higher yielding investment securities.

Interest expense increased $615,000 from $4.6 million for the three months ended June 30, 1999 to $5.2 million for the same period in 2000. The average balance of interest-bearing liabilities increased 5.5% or $21.7 million from $392.9 million at June 30, 1999 to $414.6 million for the three months ended June 30, 2000 resulting in an increase of $375,000 in expense. Interest expense increased an additional $219,000 by an increase in the yield on interest-bearing liabilities from 4.70% for the three months ended June 30, 1999 to 5.05% for the same period in 2000. The increased yield is due to interest rate increases combined with a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 10.2% of interest-bearing liabilities for the quarter ended June 30, 2000 compared to 4.8% for the same period in 1999.

The following table provides additional comparative data on the Company's net interest income and margin:

                                                        Quarter Ended
          Average Balance                                  June 30,
          ---------------                                  --------
           (in thousands)                             2000       1999
                                                      ----       ----
  Interest-earning assets:
   Loans receivable, net                         $ 437,048    $ 355,844
   Investment securities                           101,229       75,577
   Federal Home Loan Bank stock                      4,339        3,995
   Cash and cash equivalent                          1,648       11,235
                                                 ---------    ---------
     Total interest-earning assets                 544,264      446,651

  Noninterest-earning assets                        12,353        9,123
                                                 ---------    ---------
     Total average assets                        $ 556,617    $ 455,774
                                                 =========    =========

  Interest-bearing liabilities:
   Savings accounts                              $  10,180    $  11,822
   NOW accounts                                     35,425       34,261
   Money market deposit accounts                   124,393      135,438
   Certificate of deposits                         202,155      192,482
                                                 ---------    ---------
     Total deposits                                372,153      374,003
   Federal Home Loan Bank advances and
     other borrowings                               42,431       18,941
                                                 ---------    ---------
     Total interest-bearing liabilities            414,584      392,944

  Noninterest-bearing liabilities                   11,732       10,926
                                                 ---------    ---------
     Total average liabilities                     426,316      403,870

  Average equity                                   130,301       51,904
                                                 ---------    ---------

     Total average liabilities and equity        $ 556,617    $ 455,774
                                                 =========    =========

Interest Rate Yields/Expense (rates are annualized)
                                                      Quarter Ended
                                                         June 30,
                                                      2000     1999
                                                      ----     ----
  Interest Rate Yield:
   Loans receivable, net                              8.40 %   8.42 %
   Investment securities                              6.31     5.79
   Federal Home Loan Bank stock                       6.45     7.23
   Cash and cash equivalent                           6.07     4.71
                                                     -----    -----
     Total interest rate yield on interest-
       earning assets                                 7.98     7.87
                                                     -----    -----
  Interest Rate Expense:
   Savings accounts                                   2.83     2.41
   NOW accounts                                       2.59     2.58
   Money market deposit accounts                      4.33     4.20
   Certificate of deposits                            5.72     5.42
                                                     -----    -----
     Total interest rate expense on deposits          4.88     4.62
   Federal Home Loan Bank advances                    6.49     6.17
                                                     -----    -----
     Total interest rate expense on interest-
       bearing liabilities                            5.05     4.70
                                                     -----    -----
  Interest rate spread                                2.94 %   3.17 %
                                                     =====    =====
  Net interest margin on interest-earning assets      4.14 %   3.74 %
                                                     =====    =====

Provision for Loan Losses. During the three months ended June 30, 2000, the provision for loan losses was $300,000, compared to $275,000 for the same period in 1999, an increase of $25,000. The increase resulted from continued loan portfolio growth. The allowance for loan losses increased $301,000 from $6.5 million at March 31, 2000 to $6.8 million at June 30, 2000. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.49% at June 30, 2000 and 1.53% at March 31, 2000.

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

Non-interest Income. Non-interest income increased $530,000 from $108,000 for the three months ended June 30, 1999 to $638,000 for the same period in 2000. The change is due primarily to a $448,000 mark-to-market loss on loans held for sale at June 30, 1999. At June 30, 2000, the Company had no loans held for sale. Also, commissions earned on the sale of mutual funds and annuities increased from $11,000 for the three months ended June 30, 1999 to $77,000 for the same period in 2000.

Non-interest Expense. Non-interest expense increased $664,000 from $3.2 million for the three months ended June 30, 1999 to $3.8 million for the same period in 2000. Salary and employee benefits increased $276,000 from $1.6 million for the three months ended June 30, 1999 to $1.9 million for the three months ended June 30, 2000. Compensation expense increased as the result of increased staffing levels and general salary increases as compared to the prior year. Also, the Company incurred $100,000 in ESOP expense during the current period. During the same period last year, there were no ESOP costs as the plan was not yet in place. This was partially offset by reduced costs of $25,000 related to the defined benefit plan (this plan was in effect during the first quarter of fiscal 1999 but was later terminated in the third quarter of fiscal 1999). Other expenses increased $315,000 from $702,000 for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000. Increased costs of $94,000 for professional services and $72,000 for printing and postage were the primary reasons for the change. Professional services costs increased as the result of the change from a private to public company and consulting costs incurred in connection with the Company's upcoming computer conversion, which is anticipated to be completed during the third quarter of the current year. The increase in printing and postage expenses are due to costs incurred to print and mail the annual report and the printing of new forms and additional mailings required as a result of the computer conversion of CBE which was completed during the quarter ended June 30, 2000.

Provision for Income Taxes. Federal income taxes increased from $208,000 for the three months ended June 30, 1999 to $654,000 for the three months ended June 30, 2000. The change is due to increased taxable earnings.

Liquidity and Capital Resources
-------------------------------

EverTrust's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances and other borrowings. While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business loans. During the three months ended June 30, 2000, the Company funded $49.8 million in new loans. In addition, during this three month period, funds were used to purchase $4.9 million in investment securities and to repurchase shares of the Company's common stock for $5.4 million. These activities were funded by loan repayments, proceeds from the maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

The management of EverTrust believes it has adequate resources to fund all loan commitments by deposits and, if necessary, Federal Home Loan Bank of Seattle advances and other borrowings and the sale of mortgage loans. It can also adjust the offering rates of deposit accounts to retain deposits in changing interest rate environments.

Capital Requirements. EverTrust, as a financial holding company, is regulated by the Federal Reserve Board (FRB). The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                           Minimum for Capital
                                                Actual      adequacy purposes
                                                ------      -----------------
                                           Amount    Ratio    Amount   Ratio
                                           ------    -----    ------   -----
June 30, 2000:
 Total capital to risk-weighed assets     $136,032   26.91 %  $40,422   8.00 %
 Tier 1 capital to risk-weighted assets    129,707   25.66     20,221   4.00
 Tier 1 leverage capital to average assets 129,707   23.25     22,318   4.00

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EMB is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at June 30, 2000. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Forward-looking Statements
--------------------------

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from this suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      3.1    Articles of Incorporation of the Registrant(1)
      3.2    Bylaws of the Registrant(1)
     10.1    401(k) Employee Savings and Profit Sharing Plan and Trust(1)
     10.2    Employee Severance Compensation Plan(2)
     10.3    Employee Stock Ownership Plan(1)
     10.4    Employment Agreement with Michael B. Hansen(2)
     10.5    Employment Agreement with Michael R. Deller(2)
     10.6    Employment Agreement with Jeffrey R. Mitchell(2)
       21    Subsidiaries of the Registrant(2)
       27    Financial Data Schedule
   --------------------------
   (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
   (2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                               Signatures
                               ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EverTrust Financial Group, Inc.

August 8, 2000                    /s/Michael B. Hansen
                                  --------------------------------
                                  Michael B. Hansen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


August 8, 2000                    /s/Jeffrey R. Mitchell
                                  --------------------------------
                                  Jeffrey R. Mitchell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Exhibit 27 - Financial Data Schedule

               Financial Data
               As of or for
               the three months
Item Number    Ended June 30, 2000  Item Description
-----------    -------------------  ----------------
 9-03 (1)            8,304          Cash and due from Banks
 9-03 (2)            1,375          Interest-bearing deposits
 9-03 (3)                -          Federal funds sold-purchased securities
                                      for resale
 9-03 (4)                -          Trading account assets
 9-03 (6)           87,998          Investment and mortgage backed securities
                                       held for sale
 9-03 (6)           11,459          Investment and mortgage backed securities
                                       held to maturity - carrying value
 9-03 (6)           11,542          Investment and mortgage backed securities
                                       held to maturity - market value
 9-03 (7)          447,240          Loans
 9-03 (7) (2)        6,785          Allowance for losses
 9-03 (11)         580,171          Total assets
 9-03 (12)         380,332          Deposits
 9-03 (13)          45,801          Short-term borrowings
 9-03 (15)           3,901          Other liabilities
 9-03 (16)          21,132          Long-term debt
 9-03 (19)               -          Preferred stock - mandatory redemption
 9-03 (20)               -          Preferred stock - no mandatory redemption
 9-03 (21)          78,544          Common stock
 9-03 (22)          50,451          Other stockholders' equity
 9-03 (23)         580,171          Total liabilities and stockholders' equity
 9-04 (1)            9,174          Interest and fees on loans
 9-04 (2)            1,690          Interest and dividends on investments
 9-04 (4)                -          Other interest income
 9-04 (5)           10,864          Total interest income
 9-04 (6)            4,542          Interest on deposits
 9-04 (9)            5,229          Total interest expense
 9-04 (10)           5,635          Net interest income
 9-04 (11)             300          Provision for loan losses
 9-04 (13) (h)          61          Investment securities gains/(losses)
 9-04 (14)           3,821          Other expense
 9-04 (15)           2,152          Income/loss before income tax
 9-04 (17)           2,152          Income/loss before extraordinary items
 9-04 (18)               -          Extraordinary items, loss tax
 9-04 (19)               -          Cumulative change in accounting principles
 9-04 (20)           1,498          Net income or loss
 9-04 (21)            0.18          Earnings per share - basis
 9-04 (21)            0.18          Earnings per share - fully diluted
 I.B.5                4.14%         Net yield-interest earning assets-actual
 III.C.1.(a)           493          Loans on non-accrual
 III.C.1.(b)             -          Accruing loans past due 90 days or more
 III.C.2.(c)             -          Trouble debt restructuring
 III.C.2                 -          Potential problem loans
 IV.A.1              6,484          Allowance for loan losses-beginning of
                                      period
 IV.A.2                  3          Total charge-offs
 IV.A.3                  4          Total recoveries
 IV.A.4              6,785          Allowance for loan losses-end of period
 IV.B.1              6,785          Loan loss allowance allocated to domestic
                                      loans
 IV.B.2                  -          Loan loss allowance allocated to foreign
                                      loans
 IV.B.3                  -          Loan loss allowance - unallocated