Form 10-Q
period 2000-09-30
EVERTRUST FINANCIAL GROUP INC
filed 2000-11-09
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended................September 30, 2000
                                                   ------------------
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

                                 (425) 258-3645
                                 --------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------
                                        NA
                                 ----------------
             (Former name, former address and former fiscal year,
               if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)     Yes    X       No
                  -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class :                     As of November 6, 2000
          ----------------                     ----------------------
          Common stock,  no par value                 7,395,683

                     EVERTRUST FINANCIAL GROUP, INC.
                            Table of Contents
                                                                         Page
PART 1 - FINANCIAL INFORMATION                                           ----

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

          Consolidated Statements of Financial Condition as of
          September 30, 2000 and March 31, 2000 . . . . . . . . . . . .    1

          Consolidated Statements of Operations for the three and six
          months ended September 30, 2000 and 1999. . . . . . . . . . .    2

          Consolidated Statements of Comprehensive Income for the six
          months ended September 30, 2000 and 1999. . . . . . . . . . .    3

          Consolidated Statements of Changes in Equity for the six
          months ended September 30, 2000 and 1999. . . . . . . . . . .    3

          Consolidated Statements of Cash Flows for the six months
          ended September 30, 2000 and 1999 . . . . . . . . . . . . . .    4

          Notes to Consolidated Financial Statements. . . . . . . . . .    5

ITEM 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          General . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

          Comparison of Financial Condition at September 30 and
          March 31, 2000. . . . . . . . . . . . . . . . . . . . . . . .    9

          Comparison of Operating Results for the three months ended
          September 30, 2000 and 1999 . . . . . . . . . . . . . . . . .    11

          Comparison of Operating Results for the six months ended
          September 30, 2000 and 1999 . . . . . . . . . . . . . . . . .    14

          Liquidity and Capital Resources . . . . . . . . . . . . . . .    16

ITEM 3 -  Quantitative and Qualitative Disclosures About Market Risk

          Asset and Liability Management and Market Risk. . . . . . . .    17

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .    18

          Item 2.  Changes in Securities. . . . . . . . . . . . . . . .    18

          Item 3.  Defaults upon Senior Securities  . . . . . . . . . .    18

          Item 4.  Submission of Matters to Vote of Stockholders. . . .    19

          Item 5.  Other Information  . . . . . . . . . . . . . . . . .    19

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .     20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                      EverTrust Financial Group, Inc.
              Consolidated Statement of Financial Condition
                  September 30, 2000 and March 31, 2000
                       (dollars amounts in thousands)

                                                    September 30,    March 31,
                                                        2000           2000
                                                        ----           ----
ASSETS                                              (Unaudited)
Cash and cash equivalents, including interest
  bearing deposits of $1,774 and $1,790              $  9,448       $  7,652
Securities available for sale, amortized cost
  of $79,600 and $97,710                               78,644         95,988
Securities held to maturity, fair value
  of $11,361 and $12,136                               11,232         12,066
Federal Home Loan Bank stock                            4,505          4,288
Loans receivable, net                                 473,253        416,116
Loans held for sale                                       208             -
Accrued interest receivable                             3,953          3,653
Premises and equipment                                  9,141          8,138
Prepaid expenses and other assets                       6,773          7,311
                                                     --------       --------
Total Assets                                         $597,157       $555,212
                                                     ========       ========
LIABILITIES AND EQUITY
Liabilities:
  Deposit accounts                                   $387,968       $382,986
  Federal Home Loan Bank advances and
   other borrowings                                    75,604         34,423
  Accounts payable and other liabilities                4,543          4,274
                                                     --------       --------
  Total Liabilities                                   468,115        421,683
                                                     --------       --------
Equity:
  Common stock - no par value, 49,000,000 shares
    authorized, 7,850,137 shares and 8,536,937
    shares outstanding at September 30, 2000 and
    March 31, 2000, respectively                       81,166         83,978
  Employee Stock Ownership debt                        (1,584)        (1,584)
  Retained earnings                                    53,553         52,271
  Carrying value of shares held in trust for stock
    related compensation plans                         (3,462)            -
  Accumulated other comprehensive income                 (631)        (1,136)
                                                     --------       --------
  Total Equity                                        129,042        133,529
                                                     --------       --------
Total Liabilities and Equity                         $597,157       $555,212
                                                     ========       ========


                                         EverTrust Financial Group, Inc.
                                      Consolidated Statement of Operations
                        For the Three and Six Months Ended September 30, 2000 and 1999
                            (Dollar amounts in thousands, except per share amounts)

                                               Three Months Ended          Six Months Ended
                                                   September 30,             September 30,
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----
                                                  (Unaudited)                (Unaudited)
INTEREST INCOME:
  Loans receivable                           $10,207        $7,805      $19,381       $15,294
  Investment securities:
    Taxable interest income                    1,356         1,368        2,781         2,434
    Tax-exempt interest income                    95           102          192           204
    Dividend income                              162           133          330           263
                                           ---------     ---------    ---------     ---------
      Total investment security income         1,613         1,603        3,303         2,901
                                           ---------     ---------    ---------     ---------
      Total interest income                   11,820         9,408       22,684        18,195
INTEREST EXPENSE:
  Deposit accounts                             4,816         4,642        9,358         8,964
  Federal Home Loan Bank advances
    and other borrowings                       1,169           306        1,856           598
                                           ---------     ---------    ---------     ---------
      Total interest expense                   5,985         4,948       11,214         9,562
                                           ---------     ---------    ---------     ---------
      Net interest income                      5,835         4,460       11,470         8,633
PROVISION FOR LOAN LOSSES                        375           135          675           410
                                           ---------     ---------    ---------     ---------
      Net interest income after provision
        for loan losses                        5,460         4,325       10,795         8,223
OTHER INCOME:
  Loan service fees                              161           142          337           321
  Gain (loss) on sale of securities              157            -           218           170
  Gain (loss) on sale of loans                    34          (156)          51          (638)
  Other, net                                     366           254          750           495
                                           ---------     ---------    ---------     ---------
      Total other income                         718           240        1,356           348
                                           ---------     ---------    ---------     ---------
OTHER EXPENSES:
  Salaries and employee benefits               2,863         1,617        4,777         3,255
  Occupancy and equipment                        665         1,236        1,353         1,884
  Information processing costs                   214           170          416           339
  Other, net                                     986         6,293        2,003         6,994
                                           ---------     ---------    ---------     ---------
      Total other expenses                     4,728         9,316        8,549        12,472
                                           ---------     ---------    ---------     ---------
      Earnings before federal income taxes     1,450        (4,751)       3,602        (3,901)
FEDERAL INCOME TAXES                             414        (1,696)       1,068        (1,487)
                                           ---------     ---------    ---------     ---------
NET INCOME                                    $1,036       ($3,055)      $2,534       ($2,414)
                                           =========     =========    =========     =========
Net income per common share - basic (1)        $0.13          n/a         $0.31          n/a
Net income per common share - diluted (1)      $0.13          n/a         $0.31          n/a
Weighted average shares
  outstanding-basic (1)                    7,950,594          -       8,102,473          -
Weighted average shares
  outstanding-diluted (1)                  7,950,594          -       8,102,473          -

(1) The Company converted from a mutual to public company on September 30, 1999.


                      EverTrust Financial Group, Inc.
       Consolidated Statement of Comprehensive Income (in thousands)
           For the Six Months Ended September 30, 2000 and 1999

                                                       2000           1999
                                                       ----           ----

Net Income (Loss)                                    $ 2,534       $ (2,414)
Other Comprehensive Income, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized hold gain (loss) during the period,
     net of deferred income tax expense (benefit)
     of $334 and $(69)                                   649           (358)
    Less adjustment of gains included in net income,
     net of income tax of $(74) and $(58)               (144)          (112)
                                                     -------       --------
    Other comprehensive income (loss)                    505           (470)
                                                     -------       --------
Comprehensive Income                                 $ 3,039       $ (2,884)
                                                     =======       ========


                                            EverTrust Financial Group, Inc.
                                     Consolidated Statements of Changes in Equity
                                 For the Six Months Ended September 30, 2000 and 1999
                                       (Dollar amounts in thousands, Unaudited)

                                                                           Shares held    Accum
                                                                          in trust for    Other
                                  Common Stock (1)                        stock related  Compre-
                               Number of            Debt related  Retained compensation  hensive
                                 Shares     Amount     to ESOP    Earnings     plans     Income     Total
                               ---------------------------------------------------------------------------

Balance at March 31, 1999            n/a   $    -     $    -      $52,147     $    -    $   116   $ 52,263
Common stock issued            8,986,250     88,213                                                 88,213
Loan to ESOP                                            (1,797)                                     (1,797)
Net income                                                         (2,414)                          (2,414)
Other comprehensive income,
  net of income taxes                                                                      (470)      (470)
                               ---------------------------------------------------------------------------
Balance at September 30, 1999  8,986,250    $88,213    ($1,797)   $49,733     $    -      ($354)  $135,795
                               ===========================================================================

Balance at March 31, 2000      8,536,937    $83,978    ($1,584)   $52,271     $    -    ($1,136)  $133,529
Common stock repurchased        (686,800)    (7,147)                                                (7,147)
Net income                                                          2,534                            2,534
Dividends paid                                                     (1,252)                          (1,252)
Restricted stock issued to MRP
  compensation plan                           4,335                            (4,335)                 -
Amortization of compensation
  related to MRP                                                                  873                  873
Other comprehensive income, net of
  income taxes                                                                              505        505
                               ---------------------------------------------------------------------------
Balance at September 30, 2000  7,850,137    $81,166    ($1,584)   $53,553     ($3,462)    ($631)  $129,042
                               ===========================================================================

(1) Stock offering completed on September 30, 1999.

                                                     3

                    EverTrust Financial Group, Inc.
                 Consolidated Statement of Cash Flows
         For the Six Months Ended September 30, 2000 and 1999
                       (In thousands, Unaudited)

                                                        2000           1999
                                                      --------      ---------
Operating Activities:
 Net income                                           $  2,534       $ (2,414)
 Adjustments to reconcile earnings to net cash
     provided by operating activities:
   Depreciation and amortization of premises
     and equipment                                         527            428
   Stock dividends and accretion of investment
     security discounts                                   (226)          (189)
   Loss (gain) on sale of premises and equipment
     and real estate owned                                (218)          (141)
   Amortization of investment security premiums             94            154
   Book loss on limited partnerships                        54             65
   Provision for losses on loans and real estate owned
     and mark to market loss on saleable loans             675            410
   Amortization of deferred loan fees and costs           (457)          (936)
   Loan fees deferred                                    1,014            675
   Proceeds from the sale of loans                       2,936         29,772
   Loans originated for sale                            (3,172)        (5,506)
   Stock contributed to charitable foundation              -            3,900
   Amortization of compensation related to MRP             873             -
   Cash provided (used) by changes in operating
      assets and liabilities:
     Accrued interest receivable                          (300)           (97)
     Prepaid expenses and other assets                     653         (1,478)
     Accounts payable and other liabilities                269           (465)
     Deferred taxes                                       (429)        (2,008)
                                                      --------      ---------
 Net cash provided by operating activities               4,827         22,170
                                                      --------      ---------
Investing Activities:
 Proceeds from maturities of securities available
   for sale                                             22,660          8,692
 Proceeds from maturities of securities held to
   maturity                                                848          1,128
 Proceeds from sale of securities available for sale     1,524          4,195
 Purchase of securities available for sale              (5,881)       (35,421)
 Purchase of FHLB stock                                    (75)           -
 Loan principal prepayments                             37,146         48,282
 Loans originated or acquired                          (95,487)       (74,179)
 Net additions to premises and equipment                (1,530)          (781)
                                                      --------      ---------
 Net cash used by investing activities                 (40,795)       (48,084)
                                                      --------      ---------
Financing Activities:
 Net increase in deposit accounts                        4,982         61,702
 Proceeds from Federal Home Loan Bank advances         109,235          9,700
 Repayment of Federal Home Loan Bank activities        (83,369)        (9,726)
 Proceeds from other borrowings                         17,445          1,000
 Repayment of other borrowings                          (2,130)          (515)
 Repurchase shares of common stock                      (7,147)           -
 Dividends paid on common stock                         (1,252)           -
 Proceeds from the sale of stock                           -           84,313
 Loan to Employee Stock Ownership Plan (ESOP)              -           (1,797)
                                                      --------      ---------
 Net cash provided by financing activities              37,764        144,677
                                                      --------      ---------
Net Increase in Cash and Cash Equivalents                1,796        118,763
Cash and Cash Equivalents:
 Beginning of year                                       7,652         13,230
                                                      --------      ---------
 End of quarter                                       $  9,448      $ 131,993
                                                      ========      =========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest on deposits                                $ 9,293      $   8,935
   Federal income taxes                                  1,496            520
   Interest on borrowings                                1,516            607

                      EverTrust Financial Group, Inc.
                Notes to Consolidated Financial Statements
                   Six Months Ended September 30, 2000
                                (Unaudited)

Note 1 - Basis of Presentation
------------------------------
The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, Everett Mutual Bank (EMB), Commercial Bank of Everett (CBE), I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three and six months ended September 30, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K dated June 6, 2000.

Note 2 - Recent Events
----------------------
The Company's Board of Directors adopted the EverTrust Financial Group, Inc. 2000 Stock Option Plan (Plan) and Management Recognition Plan (MRP) on March 20, 2000. These plans were approved by shareholders at the Company's annual meeting held July 25, 2000. The Company has reserved 898,625 and 359,450 shares of Common Stock for issuance under the Plan and MRP, respectively. On August 29, 2000, the Compensation Committee granted 698,566 and 359,450 shares for the Plan and MRP, respectively. Options were granted under the Plan at a price of $12.06 per share which was equal to the fair market value at the date of the grant. The first vesting date for both programs is October 1, 2000.

During the current reporting period, the Company began purchasing shares of its common stock for the MRP. As of September 30, 2000, 141,000 shares of the Company's common stock had been purchased for this plan.

Note 3 - Stock Repurchases
--------------------------
On March 20, 2000, the Board of Directors approved a 5% repurchase (approximately 426,847 shares) of the Company's outstanding common stock. On May 22, 2000, the Board of Directors amended the March 20, 2000 stock repurchase plan, increasing the number of shares authorized for repurchase to 10% (approximately 853,694 shares). At September 30, 2000, the Company had repurchased 545,800 shares of its common stock.

Note 4   Earnings per share
---------------------------
EverTrust's basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. EverTrust's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. For the quarter and six-months ended September 30, 2000, the weighted-average shares outstanding for both basic and diluted was 7,950,594 and 8,102,473, respectively. Earnings per share are not meaningful for the quarter and six months ended September 30, 1999 as the Company's public offering was not completed until September 30, 1999.

Note 5 - Lines of Business
--------------------------
EverTrust manages the business activities of EMB, CBE, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                           Six Months Ended September 30, 2000
                           -----------------------------------
                                  (In thousands)

                           EMB       CBE     Other     Eliminations    Totals
                           ---       ---     -----     ------------    ------

Condensed income
 statement:
  Net interest income
   after Provision for
    loan loss              $8,958    $602    $1,235       $  -        $10,795
  Other income              1,223      93     3,385        (3,345)      1,356
  Other expense             5,693     681     2,494          (319)      8,549
                           ------    ----    ------       -------     -------
  Income before income
   taxes                    4,488      14     2,126        (3,026)      3,602
  Income taxes              1,366       6      (304)            -       1,068
                           ------    ----    ------       -------     -------
  Net income (loss)        $3,122      $8    $2,430       ($3,026)    $ 2,534
                           ======    ====    ======       =======     =======

                                September 30, 2000
                                ------------------
                                  (In thousands)

                           EMB       CBE     Other     Eliminations   Totals
                           ---       ---     -----     ------------  --------

Total assets             $544,611  $27,387  $134,635     ($109,476)  $597,157
                         ========  =======  ========     =========   ========

                            Six Months Ended September 30, 1999
                            -----------------------------------
                                    (In thousands)
                            EMB     CBE     Other    Eliminations    Totals
                            ---     ---    ------   -------------    ------
Condensed income statement:
  Net interest income after
   Provision for loan loss  $7,683  $402     $138      $  -          $8,223
  Other income                 315    78    1,704       (1,749)         348
  Other expense              5,581   481    6,587         (177)      12,472
                            ------  ----    -----      --------      ------
  Income before income taxes 2,417    (1)  (4,745)      (1,572)      (3,901)
  Income taxes                 662     -   (2,149)           -       (1,487)
                            ------  ----   ------       ------       ------
  Net income (loss)         $1,755   ($1) ($2,596)     ($1,572)     ($2,414)
                            ======  ====   ======       ======       ======

                                September 30, 1999
                                ------------------
                                  (In thousands)
                            EMB     CBE     Other    Eliminations    Totals
                            ---     ---    ------   -------------    ------
  Total Assets           $562,799  $25,355 $141,915  ($132,752)    $597,317
                         ========   ====== ========   ========     ========

Note 6   Additional Information Regarding Investment Securities
---------------------------------------------------------------
The following table sets forth additional detail on EverTrust's investment securities (in thousands):

                                      September 30, 2000     March 31, 2000
                                     Carrying     Fair     Carrying    Fair
                                       Value      Value      Value     Value
                                       -----      -----      -----     -----
Available for sale:
 U.S. Government Agency obligations  $ 9,411     $ 9,419    $12,198  $ 12,119
 Corporate obligations                31,730      31,343     41,359    40,650
 Municipal obligations                 5,493       5,428      5,661     5,537
 Equity securities                     6,704       6,237     12,223    11,821
 Certificate of deposits                 190         190        185       185
 Mortgage-backed securities           26,072      26,027     26,084    25,676
                                     -------     -------   --------  --------
     Total available for sale         79,600      78,644     97,710    95,988
                                     -------     -------   --------  --------
Held to maturity:
 U.S. Government Agency obligations    2,511       2,554      2,514     2,538
 Corporate obligations                   989       1,007      1,486     1,505
 Municipal obligations                 5,789       5,819      5,996     6,003
 Certificate of deposits                 495         495        481       481
 Mortgage-backed securities            1,448       1,486      1,589     1,609
                                     -------     -------   --------  --------
 Total held to maturity               11,232      11,361     12,066    12,136
                                     -------     -------   --------  --------
 Total investment securities         $90,832     $90,005   $109,776  $108,124
                                     =======     =======   ========  ========

At September 30, 2000 equity securities were comprised of, at cost, $2.3 million ($2.0 million fair value) in common stock of publicly traded companies, $2.0 million ($1.8 million fair value) in trust preferred securities and $2.4 million ($2.4 million fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings
----------------------------------------------------------------------------
The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                          September 30, 2000   March 31, 2000
                                          ------------------   --------------
Due within 1 year                             $53,735             $20,028
Due after 1 year but within 3 years             7,750               4,000
Due after 3 years                              14,119              10,395
                                              -------             -------
                                              $75,604             $34,423
                                              =======             =======

Note 8 - Recently issued accounting standards adopted in these financial statements
-----------------------------------------------------------------------------
In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transaction Involving Stock Compensation. The Interpretation became effective July 1, 2000 and applies to grants of new stock options or awards and changes to existing awards that occur on or after that date. The Interpretation must also be applied on a prospective basis to stock option repricings and grants to nonemployees that occur after December 15, 1998, and to stock options that are modified to add a reload feature after January 12, 2000. This statement does not affect the results of operations or financial condition of the Company. FASB Interpretation No. 44 was adopted by the Company on July 1, 2000.

Note 9 - Recently issued accounting standards not yet adopted
-------------------------------------------------------------
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on EverTrust's consolidated results of operations, financial position or cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EMB, CBE, I-Pro and MB Cap. EMB conducts business through its 11 full service offices located throughout Snohomish County, Washington, and a loan office in Bellevue (King County), Washington. EMB considers the communities in Snohomish County, Washington, as its primary market area for making loans and attracting deposits. EMB also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EMB's principal business is attracting deposits from the general public and using those funds to originate multifamily, commercial real estate and construction loans as well as residential mortgage loans. CBE offers business loans and deposit services to individuals and local businesses through its office located in Everett,

Washington. I-Pro is located in Kent, Washington, and provides backroom banking services for EMB and CBE. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high- technology companies and companies that make medical instruments at the beginning or early stages of development.

Comparison of Financial Condition at September 30, and March 31, 2000
---------------------------------------------------------------------
Total assets increased $42.0 million from $555.2 million at March 31, 2000 to $597.2 million at September 30, 2000. The majority of the increase was the result of growth in the loan portfolio partially offset by decreases in the investment portfolio.

The investment portfolio (including FHLB stock) decreased $17.9 million, or 15.9%, from $112.3 million at March 31, 2000 to $94.4 million at September 30, 2000. The decrease is due primarily to maturities which were used to fund growth in the loan portfolio.

Loans receivable increased $57.2 million, or 13.7%, from $416.1 million at March 31, 2000 to $473.3 million at September 30, 2000. The increase was due primarily to growth in the multifamily construction loan portfolio of $36.5 million, from $32.3 million at March 31, 2000 to $68.8 million at September 30, 2000, and the commercial real estate loan portfolio of $21.2 million, from $128.9 million at March 31, 2000 to $150.1 million at September 30, 2000.

The following table is provided to disclose additional detail on EverTrust's loans (in thousands):

                                                 September 30,      March 31,
                                                     2000            2000
                                                     ----            ----

Real Estate:
  1-4 family residential                           $71,376         $70,042
  1-4 family construction and land development      38,969          37,266
  Income property:
   Commercial construction                          27,870          23,871
   Commercial real estate                          150,120         128,892
   Multifamily construction                         68,831          32,304
   Multifamily residential                         137,145         136,727
Consumer:
  Residential mortgages                              6,102           5,211
  Home equity and second mortgages                  19,413          18,090
  Credit cards                                       1,933           1,375
  Automobiles                                        1,508           1,038
  Other installment loans                            5,021           4,243
Business loans                                      27,118          16,494
                                                  --------        --------
                                                   555,406         475,553
Less:
  Undisbursed loan proceeds                        (70,735)        (49,460)
  Deferred loan fees and other                      (4,051)         (3,493)
  Reserve for loan losses                           (7,159)         (6,484)
                                                  --------        --------
                                                   473,461         416,116
Loans receivable held for sale                        (208)             -
                                                  --------        --------
Loans receivable, net                             $473,253        $416,116
                                                  ========        ========

At September 30, 2000, EverTrust had $293,000 in loans accounted for on a non-accrual basis ($283,000 in one to four family mortgage loans and $10,000 in consumer loans) compared to $406,000 at March 31, 2000. The following table provides the activity of EverTrust's allowance for loan loss (in thousands):
                                                   Six Months Ended
                                                     September 30,
                                                     -------------
                                                  2000           1999
                                                  ----           ----

Allowance at beginning of period                 $6,484         $5,672
Provision for loan losses                           675            410
Charge-offs                                           4              -
Recoveries                                            4             18
                                                 ------        -------
Balance at end of period                         $7,159         $6,100
                                                 ======        =======

Total deposits of EverTrust increased by $5.0 million from $383.0 million at March 31, 2000 to $388.0 million at September 30, 2000. The change is due primarily to an increase in certificate of deposits of $14.5 million from $198.3 million at March 31, 2000 to $212.8 million at September 30, 2000 partially offset by decreases in money market accounts of $9.5 million from $129.5 million at March 31, 2000 to $120.0 million at September 30, 2000.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                     At September 30, 2000  At March 31, 2000
                                                Percent              Percent
                                                   of                   of
                                        Amount   Total       Amount   Total
                                        ------   -----       ------   -----

Non-interest bearing accounts          $ 8,221      2.1%   $  7,902    2.1%
Savings accounts                        10,030      2.6      10,523    2.7
Demand deposit accounts                 36,857      9.5      36,712    9.6
Money market deposit accounts          120,011     30.9     129,522   33.8
Fixed rate certificates which mature:
  Within 1 year                        141,939     36.6     132,410   34.6
  After 1 year, but within 2 years      21,510      5.5      24,102    6.3
  After 2 years, but within 5 years     40,902     10.6      39,787   10.4
  Certificates maturing thereafter       8,498      2.2       2,028    0.5
                                      --------    -----    --------  -----
Total                                 $387,968    100.0 %  $382,986  100.0 %
                                      ========    =====    ========  =====

Federal Home Loan Bank advances and other borrowings increased $41.2 million from $34.4 million at March 31, 2000 to $75.6 million at September 30, 2000. The increased borrowings were used primarily to fund growth in the loan portfolio.

Total equity at September 30, 2000 was $129.0 million compared to $133.5 million at March 31, 2000, a decrease of $4.5 million. Earnings of $2.5 million for the six months ending September 30, 2000 were more than offset by the repurchase of shares of the Company's common stock for $7.1 million and dividends paid of $1.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999
-----------------------------------------------------------------------------
General. Net income for the three months ended September 30, 2000 was $1.0 million compared to a loss of $3.1 million for the same period in the prior year. The prior year's loss included a one-time $5.2 million pre-tax contribution to establish the Company's charitable foundation in connection with EverTrust's conversion to a public company.

Net Interest Income. Net interest income increased $1.3 million, or 28.9% from $4.5 million for the three months ended September 30, 1999 to $5.8 million for the three months ended September 30, 2000. The change is due primarily to higher average balances of loans receivable.

Interest income increased $2.4 million from $9.4 million for the three months ended September 30, 1999 to $11.8 million for the same period in 2000. During this same period, the average balance of interest-earning assets increased from $480.8 million for the three months ended September 30, 1999 to $573.3 million for the three months ended September 30, 2000 resulting in increased income of $1.9 million. The yield on interest-earning assets increased from 7.83% for the three months ended September 30, 1999 to 8.25% for the same period in 2000 increasing income $529,000. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by proceeds received from the public offering, loan sales and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and a shift in assets from short-term cash and cash equivalents to higher yielding loans and investment securities.

Interest expense increased $1.1 million from $4.9 million for the three months ended September 30, 1999 to $6.0 million for the same period in 2000. The average balance of interest-bearing liabilities increased 3.1% during this same time period. The average balance for interest-bearing deposits and borrowings for the three months ended September 30, 1999 was $430.9 million compared to $444.1 million for the same period in 2000. This increase resulted in higher expense from period to period of $151,000. Interest expense increased an additional $862,000 due to an increase in the yield on interest-bearing liabilities from 4.59% for the three months ended September 30, 1999 to 5.39% for the same period in 2000. The increased yield is due primarily to a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 15.4% of interest-bearing liabilities for the quarter ended September 30, 2000 compared to 4.9% for the same period in 1999.

The following table provides additional comparative data on the Company's net interest income and margin:

                                                          Quarter Ended
                    Average Balance                        September 30,
                    ---------------                        -------------
                    (in thousands)                        2000        1999
                                                          ----        ----
Interest-earning assets:
  Loans receivable, net                                $472,757    $367,117
  Investment securities                                  93,782      80,604
  Federal Home Loan Bank stock                            4,435       4,067
  Cash and cash equivalents                               2,310      28,997
                                                       --------    --------
   Total interest-earning assets                        573,284     480,785
Noninterest-earning assets                               10,838      16,204
                                                       --------    --------
Total average assets                                   $584,122    $496,989
                                                       ========    ========

Interest-bearing liabilities:
  Savings accounts                                     $ 10,223    $ 36,073
  NOW accounts                                           35,930      35,480
  Money market deposit accounts                         121,017     142,056
  Certificates of deposits                              208,633     196,039
                                                       --------    --------
   Total deposits                                       375,803     409,648
  Federal Home Loan Bank advances and other borrowings   68,271      21,296
                                                       --------    --------
   Total interest-bearing liabilities                   444,074     430,944
Noninterest-bearing liabilities                          12,463      12,532
                                                       --------    --------
   Total average liabilities                            456,537     443,476
Average equity                                          127,585      53,513
                                                       --------    --------
Total average liabilities and equity                   $584,122    $496,989
                                                       ========    ========

Interest Rate Yield/Expense (rates are annualized)
                                                            Quarter Ended
                                                             September 30,
                                                           2000        1999
                                                           ----        ----
Interest Rate Yield:
  Loans receivable, net                                    8.64 %      8.50 %
  Investment securities                                    6.35        5.81
  Federal Home Loan Bank stock                             6.49        7.31
  Cash and cash equivalent                                 9.18        4.92
                                                           ----        ----
   Total interest rate yield on interest-earning assets    8.25        7.83
                                                           ----        ----
Interest Rate Expense:
  Savings accounts                                         2.90        2.84
  NOW accounts                                             2.61        2.62
  Money market deposit accounts                            4.54        4.25
  Certificate of deposits                                  6.01        5.39
                                                           ----        ----
   Total deposits                                          5.13        4.53
  Federal Home Loan Bank advances and other borrowings     6.84        5.74
                                                           ----        ----
   Total interest rate expense on interest-bearing
     liabilities                                           5.39        4.59
                                                           ----        ----
Interest rate spread                                       2.86 %      3.24 %
                                                           ====        ====


Net interest margin on interest-earning assets             4.07 %      3.71 %
                                                           ====        ====

Provision for Loan Losses. During the three months ended September 30, 2000, the provision for loan losses was $375,000, compared to $135,000 for the same period in 1999, an increase of $240,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period. The allowance for loan losses increased $675,000 from $6.5 million at March 31, 2000 to $7.2 million at September 30, 2000. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.49% at September 30, 2000 and 1.53% at March 31, 2000.

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

Non-interest Income. Non-interest income increased $478,000 from $240,000 for the three months ended September 30, 1999 to $718,000 for the same period in 2000. The change is due primarily to gains earned on the sale of loans and investments. For the three months ended September 30, 2000, the Company recognized $34,000 in gains on the sale of loans compared to a loss of $156,000 for the same period in 1999. Gains of $157,000 were recorded on the sale of available for sale investment securities for the three months ended September 30, 2000. There were no investment security gains or losses for the same period in 1999.

Non-interest Expense. Non-interest expense decreased $4.6 million from $9.3 million for the three months ended September 30, 1999 to $4.7 million for the same period in 2000. The decrease is due primarily to a one-time charitable contribution to the EverTrust Foundation for $5.2 million during the three months ended September 30, 1999. This was partially offset by $885,000 in costs associated with the Company's Management Recognition Plan (MRP), which was approved by shareholders during the quarter ended September 30, 2000. The MRP expense incurred during the quarter represents a full one-fifth of the total cost of the plan. The remaining cost is expected to be recognized ratably over the next four years and will end September 2004.

Provision for Income Taxes. Federal income taxes increased from a benefit of $1.7 million for the three months ended September 30, 1999 to an expense of $414,000 for the same period in 2000. The change is due to increased taxable earnings.

Comparison of Operating Results for the Six Months Ended September 30, 2000 and 1999
-----------------------------------------------------------------------------
General. Net income for the six months ended September 30, 2000 was $2.5 million compared to a loss of $2.4 million for the same period in the prior year. The prior year's loss included a one-time $5.2 million pre-tax contribution to establish the Company's charitable foundation in connection with EverTrust's conversion to a public company.

Net Interest Income. Net interest income increased $2.9 million from $8.6 million for the six months ended September 30, 1999 to $11.5 million for the six months ended September 30, 2000. The change is due primarily to higher average balances of interest-earning assets.

Interest income increased $4.5 million from $18.2 million for the six months ended September 30, 1999 to $22.7 million for the same period in 2000. During this same period, the average balance of interest-earning assets increased from $464.1 million for the six months ended September 30, 1999 to $559.1 million for the six months ended September 30, 2000 resulting in increased income of $4.0 million. The yield on interest- earning assets increased from 7.84% for the six months ended September 30, 1999 to 8.11% for the same period in 2000 increasing income $526,000. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by proceeds received from the public offering, loan sales and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and a shift in assets from short-term cash and cash equivalents to higher yielding loans and investment securities.

Interest expense increased $1.6 million from $9.6 million for the six months ended September 30, 1999 to $11.2 million for the same period in 2000. The average balance of interest-bearing liabilities increased $17.2 million from $412.4 million for the six months ended September 30, 1999 to $429.7 million for the same period in 2000. This increase resulted in higher interest expense from period to period of $449,000. Interest expense increased an additional $1.2 million due to an increase in the yield on interest-bearing liabilities from 4.64% for the six months ended September 30, 1999 to 5.22% for the same period in 2000. The increased yield is due primarily to a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 13.0% of interest-bearing liabilities for the six months ended September 30, 2000 compared to 4.9% for the same period in 1999.

The following table provides additional comparative data on the Company's net interest income and margin:

                                                          Six Months Ended
                    Average Balance                        September 30,
                    ---------------                        -------------
                    (in thousands)                       2000         1999
                                                         ----         ----

Interest-earning assets:
  Loans receivable, net                                $455,000     $361,511
  Investment securities                                  97,485       78,393
  Federal Home Loan Bank stock                            4,387        4,031
  Cash and cash equivalents                               2,239       20,193
                                                       --------     --------
   Total interest-earning assets                        559,111      464,128
Noninterest-earning assets                               11,590       13,800
                                                       --------     --------
Total average assets                                   $570,701     $477,928
                                                       ========     ========

Interest-bearing liabilities:
  Savings accounts                                     $ 10,202     $ 24,056
  NOW accounts                                           35,678       34,874
  Money market deposit accounts                         122,696      138,798
  Certificates of deposits                              205,410      194,578
                                                       --------     --------
   Total deposits                                       373,986      392,306
  Federal Home Loan Bank advances and other borrowings   55,671       20,154
                                                       --------     --------
   Total interest-bearing liabilities                   429,657      412,460
Noninterest-bearing liabilities                          12,107       12,374
                                                       --------     --------
   Total average liabilities                            441,764      424,834
Average equity                                          128,937       53,094
                                                       --------     --------
Total average liabilities and equity                   $570,701     $477,928
                                                       ========     ========

Interest Rate Yield/Expense (rates are annualized)
                                                           Six Months Ended
                                                             September 30,
                                                             -------------
                                                           2000         1999
                                                           ----         ----
Interest Rate Yield:
  Loans receivable, net                                    8.52%        8.46%
  Investment securities                                    6.32         5.78
  Federal Home Loan Bank stock                             6.50         7.27
  Cash and cash equivalent                                 7.06         4.85
                                                           ----         ----
   Total interest rate yield on interest-earning assets    8.11         7.84
                                                           ----         ----
Interest Rate Expense:
  Savings accounts                                         2.86         2.72
  NOW accounts                                             2.59         2.60
  Money market deposit accounts                            4.44         4.23
  Certificate of deposits                                  5.87         5.40
                                                           ----         ----
   Total deposits                                          5.00         4.57
  Federal Home Loan Bank advances and other borrowings     6.66         5.94
                                                           ----         ----
   Total interest rate expense on interest-bearing
     liabilities                                           5.22         4.64
                                                           ----         ----
Interest rate spread                                       2.89%        3.20%
                                                           ====         ====
Net interest margin on interest-earning assets             4.10%        3.72%
                                                           ====         ====

Provision for Loan Losses. During the six months ended September 30, 2000, the provision for loan losses was $675,000, compared to $410,000 for the same period in 1999, an increase of $265,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period. For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999 Provision for Loan Losses."

Non-interest Income. Non-interest income increased $1.0 million from $348,000 for the six months ended September 30, 1999 to $1.4 million for the same period in 2000. The change is due primarily to gains earned on the sale of mortgage loans. For the six months ended September 30, 1999, the Company recognized a loss of $638,000 compared to gain of $51,000 for the same period in 2000. Also, the Company's subsidiary, Mutual Bancshares Capital, Inc., earned management fees from its venture capital investments. For the six months ended September 30, 2000, the Company earned fees of $96,000. During the same period in 1999, no fees were earned. Commission earned on the sale of mutual funds and annuities increased from $51,000 for the six months ended September 30, 1999 to $110,000 for the same period in 2000.

Non-interest Expense. Non-interest expense decreased $4.0 million from $12.5 million for the six months ended September 30, 1999 to $8.5 million for the same period in 2000. The decrease is due primarily to a one-time charitable contribution to the EverTrust Foundation for $5.2 million during the six months ended September 30, 1999. This was partially offset by higher compensation costs. Salary and employee benefits increased $1.5 million from $3.3 million for the six months ended September 30, 1999 to $4.8 million for the six months ended September 30, 2000. Compensation expense increased as the result of the recognition of $885,000 in costs associated with the MRP, ESOP expense, increased staffing levels and general salary increases as compared to the prior year. The Company incurred $216,000 in ESOP expense during the current period. During the same period last year, there were no ESOP costs as the plan was not yet in place. This was partially offset by reduced costs of $62,000 related to the defined benefit plan (this plan was in effect during the first six months of the prior year but was later terminated in the third quarter of fiscal 2000).

Provision for Income Taxes. Federal income taxes increased from a benefit of $1.5 million for the six months ended September 30, 1999 to an expense of $1.1 million for the same period in 2000. The change is due to increased taxable earnings.

Liquidity and Capital Resources
-------------------------------
EverTrust's primary source of funds are deposits, proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances and other borrowings. While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business loans. During the six months ended September 30, 2000, the Company funded $95.5 million in new loans. In addition, during this same period, funds were used to purchase $5.9 million in investment securities and to repurchase shares of the Company's common stock for $7.1 million. These activities were funded by loan repayments, proceeds from the maturities of investment securities and proceeds from Federal Home Loan Bank of Seattle advances and other borrowings.

EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits, principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances and other borrowings.

The management of EverTrust believes it has adequate resources to fund all loan commitments by deposits, Federal Home Loan Bank of Seattle advances and other borrowings and the sale of mortgage loans. It can also adjust the offering rates of deposit accounts to retain deposits in changing interest rate environments.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                           Minimum for Capital
                                                Actual      adequacy purposes
                                                ------     ------------------
                                             Amount  Ratio    Amount   Ratio
                                           --------  -----    -------  -----
September 30, 2000:
 Total capital to risk-weighted assets     $135,963  25.66 %  $42,395  8.00 %
 Tier 1 capital to risk-weighted assets     129,332  24.41     21,197  4.00
 Tier 1 leverage capital to average assets  129,332  22.12     23,390  4.00

Asset and Liability Management and Market Risk
----------------------------------------------
EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EMB is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at September 30, 2000. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Forward-looking Statements
---------------------------
Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from this suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Shareholders

  The Company's Annual Meeting of Stockholders ("Meeting") was held on July 25, 2000. The results of the vote on the matters presented at the Meeting were as follows:

  1. The following individuals were elected as directors for the terms specified:

                                                 Vote For    Vote Withheld
                                                ---------    -------------
     Michael B. Hansen (term expires 2001)      6,536,208        161,133
     George S. Newland (term expires 2001)      6,539,585        157,756
     William J. Rucker (term expires 2001)      6,540,646        156,695
     Michael R. Deller (term expires 2002)      6,540,115        157,226
     Robert A. Leach, Jr. (term expires 2002)   6,526,984        170,357
     Thomas R. Collins (term expires 2002)      6,540,646        156,695
     Margaret B. Bavasi (term expires 2003)     6,540,646        156,695
     R. Michael Kight (term expires 2003)       6,540,646        156,695
     Thomas J. Gaffney (term expires 2003)      6,540,615        156,726

  2. The appointment of the Company's auditors, Deloitte & Touche LLP, as independent auditors for the fiscal year ending March 31, 2001 was approved by stockholders by the following vote:

     For 6,615,323;      Against 21,977;      Abstain 60,021

  3. The Company's 2000 Stock Option Plan was approved by stockholders by the following vote:

     For 3,577,933;  Against 496,858;  Abstain 114,576;  Non-Voted 2,507,974

  4. The Company's 2000 Management Recognition Plan was approved by stockholders by the following vote:

     For 3,384,249;  Against 682,559;  Abstain 122,560;  Non-Voted 2,507,973

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

      3.1  Articles of Incorporation of the Registrant (1)
      3.2  Bylaws of the Registrant (1)
     10.1  401(k) Employee Savings and Profit Sharing Plan and Trust (1)
     10.2  Employee Severance Compensation Plan (2)
     10.3  Employee Stock Ownership Plan (1)
     10.4  Employment Agreement with Michael B. Hansen (2)
     10.5  Employment Agreement with Michael R. Deller (2)
     10.6  Employment Agreement with Jeffrey R. Mitchell (2)
     10.7  2000 Stock Option Plan (3)
     10.8  2000 Management Recognition Plan (3)
     27    Financial Data Schedule
     -----------------------------------------------------------------------
 (1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
 (2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
 (3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

  ------------------------------

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                Signatures
                                ----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EverTrust Financial Group, Inc.

November 9, 2000                  /s/Michael B. Hansen
                                  -------------------------------
                                  Michael B. Hansen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


November 9, 2000                  /s/Jeffrey R. Mitchell
                                  --------------------------------
                                  Jeffrey R. Mitchell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Exhibit 27 - Financial Data Schedule

             Financial Data
             As of or for the six months
Item Number  Ended September 30, 2000      Item Description
-----------  ---------------------------   ----------------
9-03 (1)                          7,674    Cash and due from Banks
9-03 (2)                          1,774    Interest-bearing deposits
9-03 (3)                              -    Federal funds sold-purchased
                                           securities for resale
9-04 (4)                              -    Trading account assets
9-03 (6)                         78,644    Investment and mortgage backed
                                           securities held for sale
9-03 (6)                         11,232    Investment and mortgage backed
                                           securities held to maturity -
                                           carrying value
9-03 (6)                         11,361    Investment and mortgage backed
                                           securities held to  maturity -
                                           market value
9-03 (7)                        473,253    Loans
9-03 (7)(2)                       7,159    Allowance for losses
9-03 (11)                       597,157    Total assets
9-03 (12)                       387,968    Deposits
9-03 (13)                        53,735    Short-term borrowings
9-03 (15)                         4,543    Other liabilities
9-03 (16)                        21,869    Long-term debt
9-03 (19)                             -    Preferred stock - mandatory
                                           redemption
9-03 (20)                             -    Preferred stock - no mandatory
                                           redemption
9-03 (21)                        81,166    Common stock
9-03 (22)                        47,876    Other stockholders' equity
9-03 (23)                       597,157    Total liabilities and stockholders'
                                           equity
9-04 (1)                         19,381    Interest and fees on loans
9-04 (2)                          3,303    Interest and dividends on
                                           investments
9-04 (4)                              -    Other interest income
9-04 (5)                         22,684    Total interest income
9-04 (6)                          9,358    Interest on deposits
9-04 (9)                         11,214    Total interest expense
9-04 (10)                        11,470    Net interest income
9-04 (11)                           675    Provision for loan losses
9-04 (13)(h)                        218    Investment securities
                                           gains/(losses)
9-04 (14)                         8,549    Other expense
9-04 (15)                         3,602    Income/loss before income tax
9-04 (17)                         3,602    Income/loss before extraordinary
                                           items
9-04 (18)                             -    Extraordinary items, loss tax
9-04 (19)                             -    Cumulative change in accounting
                                           principal
9-04 (20)                         2,534    Net income or loss
9-04 (21)                          0.31    Earnings per share   basic
9-04 (21)                          0.31    Earnings per share   fully diluted
I.B.5                              4.07    Net yield   interest earning assets
                                           actual
III.C.1.(a)                         293    Loans on non-accrual
III.C.1.(b)                           -    Accruing loans past due 90 days or
                                           more
III.C.2.(c)                           -    Trouble debt restructuring
III.C.2                               -    Potential problem loans
IV.A.1                            6,484    Allowance for loan losses-beginning
                                           of period
IV.A.2                                4    Total charge-offs
IV.A.3                                4    Total recoveries
IV.A.4                            7,159    Allowance for loan losses-end of
                                           period
IV.B.1                            7,159    Loan loss allowance allocated to
                                           domestic loans
IV.B.2                                -    Loan loss allowance allocated to
                                           foreign loans
IV.B.3                                -    Loan loss allowance   unallocated