Form 10-Q
period 2000-12-31
EVERTRUST FINANCIAL GROUP INC
filed 2001-02-12
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended................December 31, 2000
                                                   -----------------
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

     (1)     Yes    X       No
                  -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class :                     As of February 6, 2001
          ----------------                     ----------------------
          Common stock,  no par value                  7,603,243

                  EVERTRUST FINANCIAL GROUP, INC.
                     Table of Contents

                                                                       Page
PART 1 - FINANCIAL INFORMATION                                         ----

ITEM 1 -  Financial Statements. The Consolidated Financial
          Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

          Consolidated Statements of Financial Condition as of
          December 31, 2000 and March 31, 2000......................    1

          Consolidated Statements of Operations for the three
          and nine months ended December 31, 2000 and 1999..........    2

          Consolidated Statements of Comprehensive Income for
          the nine months ended December 31, 2000 and 1999..........    3

          Consolidated Statements of Changes in Equity for the
          nine months ended December 31, 2000 and 1999..............    3

          Consolidated Statements of Cash Flows for the nine months
          ended December 31, 2000 and 1999..........................    4

          Notes to Consolidated Financial Statements................    5

ITEM 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          General...................................................    9

          Comparison of Financial Condition at December 31
          and March 31, 2000........................................    9

          Comparison of Operating Results for the three months
          ended December 31, 2000 and 1999..........................   11

          Comparison of Operating Results for the nine months
          ended December 31, 2000 and 1999..........................   14

          Liquidity and Capital Resources...........................   17

ITEM 3 -  Quantitative and Qualitative Disclosures About Market
          Risk Asset and Liability Management and Market Risk.......   18

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings................................   19

          Item 2.  Changes in Securities............................   19

          Item 3.  Defaults upon Senior Securities .................   19

          Item 4.  Submission of Matters to Vote of Stockholders....   19

          Item 5.  Other Information................................   19

          Item 6.  Exhibits and Reports on Form 8-K.................   20


SIGNATURES .........................................................   21

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                      EverTrust Financial Group, Inc.
             Consolidated Statements of Financial Condition
                  December 31, 2000 and March 31, 2000
                      (dollar amounts in thousands)

                                                     December 31,  March 31,
                                                         2000        2000
                                                         ----        ----
ASSETS                                                (Unaudited)

Cash and cash equivalents, including interest
  bearing deposits of $16,678 and $1,790               $ 28,512   $  7,652
Securities available for sale, amortized cost
  of $76,396 and $97,710                                 76,381     95,988
Securities held to maturity, fair value of $10,693
  and $12,136                                            10,520     12,066
Federal Home Loan Bank stock                              4,579      4,288
Loans receivable, net                                   452,802    416,116
Accrued interest receivable                               4,197      3,653
Premises and equipment                                    9,376      8,138
Prepaid expenses and other assets                         6,375      7,311
                                                       --------   --------
Total Assets                                           $592,742   $555,212
                                                       ========   ========
LIABILITIES AND EQUITY

Liabilities:
  Deposit accounts                                     $393,232   $382,986
  Federal Home Loan Bank advances and
    other borrowings                                     70,670     34,423
  Accounts payable and other liabilities                  4,303      4,274
                                                       --------   --------
  Total Liabilities                                     468,205    421,683
                                                       --------   --------
Equity:
  Common stock - no par value, 49,000,000 shares
    authorized, 7,683,243 shares and 8,536,937
    shares outstanding at December 31, 2000 and
    March 31, 2000, respectively                         74,726     83,978
  Employee Stock Ownership Plan debt                     (1,188)    (1,584)
  Retained earnings                                      54,259     52,271
  Carrying value of shares held in trust for
    stock related compensation plans                     (3,251)         -
  Accumulated other comprehensive income (loss)              (9)    (1,136)
                                                       --------   --------
  Total Equity                                          124,537    133,529
                                                       --------   --------
Total Liabilities and Equity                           $592,742   $555,212
                                                       ========   ========


                                     EverTrust Financial Group, Inc.
                                 Consolidated Statements of Operations
                    For the Three and Nine Months Ended December 31, 2000 and 1999
                       (Dollar amounts in thousands, except per share amounts)

                                             Three Months Ended December 31, Nine Months Ended December 31,
                                                   2000          1999             2000          1999
                                                   ----          ----             ----          ----
                                                       (Unaudited)                   (Unaudited)

INTEREST INCOME:
 Loans receivable                                $10,251        $7,695          $29,631        $22,990
 Investment securities:
  Taxable interest income                          1,302         2,032            4,078          4,465
  Tax-exempt interest income                          95           101              287            305
  Dividend income                                    161           142              496            405
                                                 -------       -------          -------         ------
    Total investment security income               1,558         2,275            4,861          5,175
                                                 -------       -------          -------         ------
    Total interest income                         11,809         9,970           34,492         28,165
                                                 -------       -------          -------         ------
INTEREST EXPENSE:
 Deposit accounts                                  4,978         4,331           14,336         13,295
 Federal Home Loan Bank advances
  and other borrowings                             1,003           292            2,858            891
                                                 -------       -------          -------         ------
    Total interest expense                         5,981         4,623           17,194         14,186
                                                 -------       -------          -------         ------
    Net interest income                            5,828         5,347           17,298         13,979
PROVISION FOR LOAN LOSSES                            120           243              795            653
                                                 -------       -------          -------         ------
    Net interest income after provision for
     loan losses                                   5,708         5,104           16,503         13,326
OTHER INCOME:
 Loan service fees                                   219           161              557            483
 Gain (loss) on sale of securities                  (199)           48               19            218
 Gain (loss) on sale of loans                        231             8              283           (630)
 Other, net                                          337           255            1,086            749
                                                 -------       -------          -------         ------
    Total other income                               588           472            1,945            820
                                                 -------       -------          -------         ------
OTHER EXPENSES:
 Salaries and employee benefits                    2,350         1,507            7,127          4,761
 Occupancy and equipment                             718           721            2,071          2,605
 Information processing costs                        163           175              579            513
 Other, net                                        1,099           951            3,104          7,946
                                                 -------       -------          -------         ------
    Total other expenses                           4,330         3,354           12,881         15,825
                                                 -------       -------          -------         ------
    Earnings (loss) before federal
       income taxes                                1,966         2,222            5,567         (1,679)
FEDERAL INCOME TAXES                                 593           673            1,661           (814)
                                                 -------       -------          -------         ------
NET INCOME (LOSS)                                $ 1,373       $ 1,549          $ 3,906          ($865)
                                                 =======       =======          =======         ======
Net income per common share - basic (1)            $0.19         $0.18            $0.50            n/m
Net income per common share - diluted (1)          $0.19         $0.18            $0.50            n/m

Weighted average shares outstanding -
  basic (1)                                    7,415,660     8,812,749        7,775,359      2,980,942
Weighted average shares outstanding -
  diluted (1)                                  7,422,047     8,812,749        7,781,747      2,980,942

(1) The Company converted from a mutual to public company on September 30, 1999.


                   EverTrust Financial Group, Inc.
       Consolidated Statements of Comprehensive Income (in thousands)
           For the Nine Months Ended December 31, 2000 and 1999

                                                           2000     1999
                                                           ----     ----

Net Income (Loss)                                         $3,906    ($865)
Other Comprehensive Income, net of income taxes:
 Gross unrealized gain (loss) on securities:
   Unrealized hold gain (loss) during the period,
     net of deferred income tax expense (benefit)
     of $587 and $(406)                                    1,140     (788)
   Less adjustment of gains included in net income,
     net of income tax of $(6) and $(74)                     (13)    (144)
                                                          ------  -------
   Other comprehensive income (loss)                       1,127     (932)
                                                          ------  -------
Comprehensive Income (Loss)                               $5,033  ($1,797)
                                                          ======  =======


                                 EverTrust Financial Group, Inc.
                          Consolidated Statements of Changes in Equity
                      For the Nine Months Ended December 31, 2000 and 1999
                            (Dollar amounts in thousands, Unaudited)
                                                                         Shares held
                                                                         in trust
                                                                         for stock   Accum Other
                                                                          related      Compre-
                               Common Stock (1)     Debt                  compen-      hensive
                            Number of             related    Retained     sation       Income
                            Shares      Amount    to ESOP    Earnings     plans        (Loss)      Total
                           -------------------------------------------------------------------------------

Balance at April 1, 1999         n/a  $      -   $     -     $52,147     $     -      $   116    $  52,263
Common stock issued        8,986,250    88,213                                                      88,213
Loan to ESOP                                      (1,980)                                           (1,980)
Repayment of ESOP debt                               396                                               396
ESOP shares committed to
  be released                              (68)                                                        (68)
Net income                                                      (865)                                 (865)
Other comprehensive
  income (loss), net of
  income taxes                                                                           (932)        (932)
                           -------------------------------------------------------------------------------
Balance at December 31,
  1999                     8,986,250   $88,145   ($1,584)    $51,282     $     -        ($816)    $137,027
                           ===============================================================================

Balance at April 1, 2000   8,536,937   $83,978   ($1,584)    $52,271     $     -      ($1,136)    $133,529
Common stock repurchased/
  retired                 (1,213,144)  (13,620)                                                    (13,620)
Net income                                                     3,906                                 3,906
Dividends paid                                                (1,918)                               (1,918)
Repayment of ESOP debt                               396                                               396
ESOP shares committed
  to be released                            33                                                          33
Restricted stock issued to
  MRP compensation plan      359,450     4,335                            (4,335)                        -
Amortization of compen-
  sation related to MRP                                                    1,084                     1,084
Other comprehensive
  income, net of
  income taxes                                                                          1,127        1,127
                           -------------------------------------------------------------------------------
Balance at December 31,
  2000                     7,683,243   $74,726  ($1,188)    $54,259      ($3,251)         ($9)    $124,537
                           ===============================================================================

(1) Stock offering completed on September 30, 1999.


                     EverTrust Financial Group, Inc.
                 Consolidated Statements of Cash Flows
           For the Nine Months Ended December 31, 2000 and 1999
                       (In thousands, Unaudited)

                                                           2000        1999
                                                         -------     -------

Operating Activities:
 Net income                                               $3,906       ($865)
 Adjustments to reconcile earnings to net cash
     provided by operating activities:
  Depreciation and amortization of premises
     and equipment                                           799         696
  Stock dividends and accretion of investment
     security discounts                                     (345)       (351)
  Loss (gain) on sale of premises and equipment
     and real estate owned                                   (19)       (234)
  Amortization of investment security premiums               136         219
  Book loss on limited partnerships                           81         101
  Provision for losses on loans and real estate owned
     and lower of cost or market on loans held for sale      795         653
  Amortization of deferred loan fees and costs              (962)     (1,157)
  Loan fees deferred                                       1,139       1,205
  Proceeds from the sale of loans                         20,318      31,559
  Loans originated for sale                              (20,346)     (6,917)
  Stock contributed to charitable foundation                  -        3,900
  Amortization of compensation related to MRP              1,084          -
  Cash provided (used) by changes in operating
        assets and liabilities:
     Accrued interest receivable                            (544)       (553)
     Prepaid expenses and other assets                       451      (1,962)
     Accounts payable and other liabilities                   29      (1,472)
     Deferred taxes                                          (91)     (1,333)
                                                         -------     -------
 Net cash provided by operating activities                 6,431      23,489
                                                         -------     -------
Investing Activities:
 Proceeds from maturities of securities available
     for sale                                             27,377      28,490
 Proceeds from maturities of securities held to maturity   1,566       1,614
 Proceeds from sale of securities available for sale       2,174       4,522
 Purchase of securities available for sale                (8,245)    (75,524)
 Purchase of FHLB stock                                      (75)         -
 Loan principal prepayments                               96,376      69,834
 Loans originated or acquired                           (134,091)   (139,432)
 Net additions to premises and equipment                  (2,037)       (994)
                                                         -------     -------
 Net cash used by investing activities                   (16,955)   (111,490)
                                                         -------     -------
Financing Activities:
 Net increase in deposit accounts                         10,246       4,821
 Proceeds from Federal Home Loan Bank advances           147,307      17,400
 Repayment of Federal Home Loan Bank activities         (121,525)    (13,440)
 Proceeds from other borrowings                           17,445       1,000
 Repayment of other borrowings                            (6,980)     (1,000)
 Repurchase shares of common stock                       (13,620)         -
 Dividends paid on common stock                           (1,918)         -
 Proceeds from the sale of stock                              -       84,245
 Loan to Employee Stock Ownership Plan (ESOP)                429      (1,584)
                                                         -------     -------
 Net cash provided by financing activities                31,384      91,442
                                                         -------     -------
Net Increase in Cash and Cash Equivalents                 20,860       3,441
Cash and Cash Equivalents:
 Beginning of year                                         7,652      13,230
                                                         -------     -------
 End of quarter                                          $28,512     $16,671
                                                         =======     =======

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest on deposits                                   $14,222     $13,263
  Federal income taxes                                     2,020         520
  Interest on borrowings                                   2,448         904
Supplemental Disclosure of Noncash Investing and
 Financing Activities:
  Real estate acquired through foreclosure                   $85          -

                    EverTrust Financial Group, Inc.
               Notes to Consolidated Financial Statements
                  Nine Months Ended December 31, 2000
                             (Unaudited)

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

The balance sheet data as of March 31, 2000 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to the presentation of interim financial statements. The results of operations for the three and nine months ended December 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K for the year ended March 31, 2000.

Note 2 - Recent Events
----------------------
During the current reporting period, the Company's subsidiary, Everett Mutual Bank, completed a data conversion from a third party service bureau environment to an in-house data processing system. This conversion was the largest component of the Company's new technology system.

Effective January 1, 2001, the Company's subsidiary, Everett Mutual Bank, changed its name to EverTrust Bank. The Company also received approval as of January 19, 2001 to merge CBE with EverTrust Bank. The merger was completed on February 1, 2001. EverTrust Bank has submitted an application for limited trust powers to the regulatory agencies and is awaiting approval of that application.

Note 3 - Stock Repurchases
--------------------------
On March 20, 2000, the Board of Directors approved a 5% repurchase (approximately 426,847 shares) of the Company's outstanding common stock. On May 22, 2000, the Board of Directors amended the March 20, 2000 stock repurchase plan, increasing the number of shares authorized for repurchase to 10% (approximately 853,694 shares). At December 31, 2000, the Company had repurchased 853,694 shares of its common stock.

The Company also repurchased 359,450 shares of its common stock for the Management Recognition Plan (MRP). On October 1, 2000, 359,450 shares of the Company's common stock were issued for the MRP of which 71,891 were unrestricted and 287,559 were restricted.

Note 4 - Earnings per share
---------------------------
EverTrust's basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. EverTrust's diluted earnings per common share are computed by dividing net income by the diluted weighted-average number of shares outstanding during the period. For the quarter and nine-months ended December 31, 2000, the weighted-average shares outstanding for basic earnings per share were 7,415,660 and 7,775,359, respectively. Weighted-average shares outstanding for diluted earnings per share for the same periods were 7,422,047 and 7,781,747, respectively. For the quarter ended December 31, 1999, the weighted-average shares outstanding for both basic and diluted were 8,812,749. Earnings per share are not meaningful for the nine months ended December 31, 1999 as the Company's public offering was not completed until September 30, 1999.

Note 5 - Lines of Business
--------------------------
EverTrust manages the business activities of EMB, CBE, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                     Nine Months Ended December 31, 2000
                                  ------------------------------------------
                                                (In thousands)
                                                            Elimin-
                                  EMB      CBE     Other    ations    Totals
                                  ---      ---     -----    ------    ------
Condensed income
  statement:
   Net interest income after
    provision for loan loss     $13,740  $  920    $1,843   $    -    $16,503
   Other income                   1,743     174     4,999   (4,971)     1,945
   Other expense                  8,896   1,001     3,493     (509)    12,881
                                -------  ------    ------   ------    -------
   Income before income taxes     6,587      93     3,349   (4,462)     5,567
   Income taxes                   2,004      33      (376)       -      1,661
                                -------  ------    ------   ------    -------
   Net income (loss)            $ 4,583  $   60    $3,725  ($4,462)   $ 3,906
                                =======  ======    ======   ======    =======

                                              December 31, 2000
                                  ------------------------------------------
                                                (In thousands)
                                                            Elimin-
                                  EMB      CBE     Other    ations    Totals
                                  ---      ---     -----    ------    ------

Total assets                   $542,227  $29,148  $129,804 ($108,437) $592,742
                               ========  =======  ========  ========  ========

                                     Nine Months Ended December 31, 1999
                                  ------------------------------------------
                                                (In thousands)
                                                            Elimin-
                                  EMB      CBE     Other    ations    Totals
                                  ---      ---     -----    ------    ------

Condensed income
  statement:
   Net interest income after
    provision for loan loss     $12,013  $  664    $  649   $    -    $13,326
   Other income                     792     117     3,547   (3,636)       820
   Other expense                  7,739     740     7,631     (285)    15,825
                                -------  ------    ------   ------    -------
   Income before income taxes     5,066      41    (3,435)  (3,351)    (1,679)
   Income taxes                   1,480      15    (2,309)       -       (814)
                                -------  ------    ------   ------    -------
   Net income (loss)            $ 3,586  $   26   ($1,126) ($3,351)  ($   865)
                                =======  ======    ======   ======    =======

                                              December 31, 1999
                                  ------------------------------------------
                                                (In thousands)
                                                            Elimin-
                                  EMB      CBE     Other    ations    Totals
                                  ---      ---     -----    ------    ------
  Total Assets                 $508,320 $24,486  $142,447 ($131,091) $544,162
                               ======== =======  ========  ========  ========

Note 6   Additional Information Regarding Investment Securities
---------------------------------------------------------------
The following table sets forth additional detail on EverTrust's investment securities (in thousands):

                                      December 31, 2000     March 31, 2000
                                      Amortized   Fair     Amortized   Fair
                                        Cost      Value      Cost     Value
                                        ----      -----      ----     -----
Available for sale:
 U.S. Government Agency obligations    $ 9,425  $ 9,532  $  12,198 $  12,119
 Corporate obligations                  30,195   29,881     41,359    40,650
 Municipal obligations                   5,192    5,151      5,661     5,537
 Equity securities                       6,289    6,285     12,223    11,821
 Certificates of deposit                   192      192        185       185
 Mortgage-backed securities             25,103   25,340     26,084    25,676
                                       -------  -------   --------  --------
 Total available for sale               76,396   76,381     97,710    95,988
                                       -------  -------   --------  --------
Held to maturity:
 U.S. Government Agency obligations      2,509    2,578      2,514     2,538
 Corporate obligations                     991    1,009      1,486     1,505
 Municipal obligations                   5,599    5,637      5,996     6,003
 Certificates of deposit                   ---      ---        481       481
 Mortgage-backed securities              1,421    1,469      1,589     1,609
                                       -------  -------   --------  --------
 Total held to maturity                 10,520   10,693     12,066    12,136
                                       -------  -------   --------  --------
 Total investment securities           $86,916  $87,074   $109,776  $108,124
                                       =======  =======   ========  ========

At December 31, 2000 equity securities were comprised of, at cost, $2.5 million ($2.4 million fair value) in common stock of publicly traded companies, $1.3 million ($1.4 million fair value) in trust preferred securities and $2.5 million ($2.5 million fair value)in money market mutual funds.

A trust preferred security with a book value of $250,000 was written-down to its fair market value during the quarter ended December 31, 2000. The write-down resulted in a loss of $214,000. The security was downgraded to sub-investment quality and the company has filed for bankruptcy protection.

A corporate bond with a carrying value of $761,000 (fair value of $638,000) has been downgraded by one nationally recognized rating agency to sub-investment quality. The bond matures in April 2001 and the Company's management fully anticipates collecting all principal and interest due at maturity.

Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings
-----------------------------------------------------------------------------
The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                December 31, 2000   March 31, 2000
                                -----------------   --------------

Due within 1 year                    $36,915            $20,028
Due after 1 year but within 3 years   10,000              4,000
Due after 3 years                     23,755             10,395
                                     -------            -------
                                     $70,670            $34,423
                                     =======            =======

Note 8 - Recently issued accounting standards adopted in these financial statements
------------------------------------------------------------------------
In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transaction Involving Stock Compensation. The Interpretation became effective July 1, 2000 and applies to grants of new stock options or awards and changes to existing awards that occur on or after that date. The Interpretation must also be applied on a prospective basis to stock option repricings and grants to nonemployees that occur after December 15, 1998, and to stock options that are modified to add a reload feature after January 12, 2000. This statement does not affect the results of operations or financial condition of the Company. FASB Interpretation No. 44 was adopted by the Company on July 1, 2000.

Note 9 - Recently issued accounting standards not yet adopted
-------------------------------------------------------------
In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on EverTrust's consolidated results of operations, financial position or cash flow.

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

Comparison of Financial Condition at December 31, and March 31, 2000
--------------------------------------------------------------------
Total assets increased $37.5 million from $555.2 million at March 31, 2000 to $592.7 million at December 31, 2000. The majority of the increase was the result of growth in the loan portfolio.

Cash and cash equivalents increased $20.8 million from $7.7 million at March 31, 2000 to $28.5 million at December 31, 2000. The change was due primarily to increased balances of overnight interest-bearing deposits funded by increased Federal Home Loan Bank of Seattle advances and other borrowings. The funds are being held for anticipated future loan originations.

The investment portfolio (including FHLB stock) decreased $20.8 million, or 18.5%, from $112.3 million at March 31, 2000 to $91.5 million at December 31, 2000. The decrease is due primarily to maturities which were used to fund growth in the loan portfolio.

Loans receivable, net, increased $36.7 million, or 8.8%, from $416.1 million at March 31, 2000 to $452.8 million at December 31, 2000. The increase was due primarily to growth in the multifamily and commercial real estate construction loan portfolio of $28.4 million, from $56.2 million at March 31, 2000 to $84.6 million at December 31, 2000; the commercial real estate loan portfolio of $22.1 million, from $128.9 million at March 31, 2000 to $151.0 million at December 31, 2000; and the business loan portfolio of $6.3 million, from $16.5 million at March 31, 2000 to $22.8 million at December 31, 2000.

These increases were partially offset by a decrease in the multifamily loan portfolio of $14.1 million, from $136.7 million at March 31, 2000 to $122.6 million at December 31, 2000 due to a sale of $14.3 million in the current quarter. The sale was accomplished to establish a secondary market for the Company's multifamily loan products.

The following table is provided to disclose additional detail on EverTrust's loans (in thousands):

                                               December 31,  March 31,
                                                   2000        2000
                                                   ----        ----

Real Estate:
 1-4 family residential                          $68,841      $70,042
 1-4 family construction and land development     36,037       37,266
 Income property:
  Commercial and multifamily construction         84,560       56,175
  Commercial real estate                         150,978      128,892
  Multifamily residential                        122,587      136,727
Consumer:
 Home equity and other mortgages                  27,422       23,301
 Credit cards                                      2,123        1,375
 Other installment loans                           6,960        5,281
Business loans                                    22,770       16,494
                                                --------     --------
                                                 522,278      475,553
Less:
 Undisbursed loan proceeds                       (58,532)     (49,460)
 Deferred loan fees and other                     (3,673)      (3,493)
 Allowance for loan losses                        (7,271)      (6,484)
                                                --------     --------
Loans receivable, net                           $452,802     $416,116
                                                ========     ========

At December 31, 2000, EverTrust had no loans accounted for on a non-accrual basis compared to $406,000 at March 31, 2000. The Company had other real estate owned of $85,000 at December 31, 2000 compared to none at March 31, 2000. The following table provides the activity of EverTrust's allowance for loan losses (in thousands):

                                             Nine Months Ended
                                                December 31,
                                             -----------------
                                             2000         1999
                                             ----         ----
Allowance at beginning of period            $6,484       $5,672
Provision for loan losses                      795          653
Charge-offs                                    (12)          (4)
Recoveries                                       4           18
                                            ------       ------
Balance at end of period                    $7,271       $6,339
                                            ======       ======

Total deposits of EverTrust increased by $10.2 million from $383.0 million at March 31, 2000 to $393.2 million at December 31, 2000. The change was due primarily to an increase in certificates of deposit of $18.6 million from $198.3 million at March 31, 2000 to $216.9 million at December 31, 2000, partially offset by decreases in money market accounts of $10.0 million from $129.5 million at March 31, 2000 to $119.5 million at December 31, 2000.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                    December 31, 2000   March 31, 2000

                                            Percent of          Percent of
                                    Amount    Total     Amount    Total
                                    ------    -----     ------    -----

Non-interest bearing accounts       $9,889     2.5%     $7,902     2.1%
Savings accounts                     9,733     2.5      10,523     2.7
Demand deposit accounts             37,219     9.5      36,712     9.6
Money market deposit accounts      119,527    30.4     129,522    33.8
Fixed rate certificates
 which mature:
   Within 1 year                   145,701    37.1     132,410    34.6
   After 1 year, but within
     2 years                        23,248     5.9      24,102     6.3
   After 2 years, but within
     5 years                        38,945     9.9      39,787    10.4
   Certificates maturing
     thereafter                      8,970     2.3       2,028     0.5
                                  --------   -----    --------   -----
Total                             $393,232   100.0%   $382,986   100.0%
                                  ========   =====    ========   =====

Federal Home Loan Bank advances and other borrowings increased $36.3 million from $34.4 million at March 31, 2000 to $70.7 million at December 31, 2000. The amount of borrowings were increased and the duration extended to take advantage of the decrease in interest rates during the quarter ended December 31, 2000. The increased borrowings were used to fund current year loan growth and to fund anticipated future loan growth.

Total equity at December 31, 2000 was $124.5 million compared to $133.5 million at March 31, 2000, a decrease of $9.0 million. Earnings of $3.9 million for the nine months ending December 31, 2000 were more than offset by the repurchase of shares of the Company's common stock for $13.6 million and cash dividends paid to EverTrust shareholders of $1.9 million. The book value per share increased from $15.64 per share at March 31, 2000 to $16.21 per share at December 31, 2000.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999
----------------------------------------------------------------------------
General.   Net income for the three months ended December 31, 2000 was $1.4 million compared to net income of $1.5 million for the same period in the prior year. Prior year's net income included the reversal of accrued benefit costs of $361,000, net of taxes, due to the termination of the Company's defined pension plan.

Net Interest Income. Net interest income increased $481,000, or 9.0% from $5.3 million for the three months ended December 31, 1999 to $5.8 million for the three months ended December 31, 2000. The change was due primarily to higher average balances of loans receivable offset partially by an increase in the yield on interest-bearing liabilities.

Interest income increased $1.8 million from $10.0 million for the three months ended December 31, 1999 to $11.8 million for the same period in 2000. During this same period, the average balance of interest-earning assets increased from $527.0 million for the three months ended December 31, 1999 to $561.8 million for the three months ended December 31, 2000 resulting in increased income of $1.1 million. The yield on interest-earning assets increased from 7.57% for the three months ended December 31, 1999 to 8.41% for the same period in 2000 increasing income $725,000. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by proceeds received from the public offering, loan sales and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and a shift in assets from short-term cash and cash equivalents to higher yielding loans and investment securities.

Interest expense increased $1.4 million from $4.6 million for the three months ended December 31, 1999 to $6.0 million for the same period in 2000. The change was the result of increased average balances of interest-bearing liabilities combined with a higher cost of funds. The average balance for interest-bearing deposits and borrowings for the three months ended December 31, 1999 was $390.0 million compared to $436.5 million for the same period in 2000. This increase resulted in higher expense from period to period of $637,000. Interest expense increased an additional $722,000 due to an increase in the yield on interest-bearing liabilities from 4.74% for the three months ended December 31, 1999 to 5.48% for the same period in 2000. The increased yield is due primarily to a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 13.3% of interest-bearing liabilities for the quarter ended December 31, 2000 compared to 4.8% for the same period in 1999.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios:
                                               Quarter Ended
                  Average Balance               December 31,
                  ---------------             ---------------
                 (in thousands)               2000       1999
                                              ----       ----
Interest-earning assets:
  Loans receivable, net                    $463,714    $371,436
  Investment securities                      87,341     115,686
  Federal Home Loan Bank stock                4,508       4,141
  Cash and cash equivalents                   6,231      35,774
                                           --------    --------
    Total interest-earning assets           561,794     527,037
Noninterest-earning assets                   12,502      16,075
                                           --------    --------
Total average assets                       $574,296    $543,112
                                           ========    ========
Interest-bearing liabilities:
  Savings accounts                         $  9,720    $ 10,994
  NOW accounts                               36,423      35,000
  Money market deposit accounts             118,564     133,740
  Certificates of deposits                  213,752     191,500
                                           --------    --------
    Total deposits                          378,459     371,234
  Federal Home Loan Bank advances
   and other borrowings                      58,072      18,796
                                           --------    --------
    Total interest-bearing liabilities      436,531     390,030
Noninterest-bearing liabilities              12,789      16,610
                                           --------    --------
    Total average liabilities               449,320     406,640
Average equity                              124,976     136,472
                                           --------    --------
Total average liabilities and equity       $574,296    $543,112
                                           ========    ========

Interest Rate Yield/Expense (rates are annualized)

                                              Quarter Ended
                                               December 31,
                                              ---------------
                                              2000       1999
                                              ----       ----

Interest Rate Yield:
  Loans receivable, net                       8.84%      8.29%
  Investment securities                       6.33       6.01
  Federal Home Loan Bank stock                6.57       7.31
  Cash and cash equivalents                   6.55       5.16
                                              ----       ----
    Total interest rate yield on
     interest-earning assets                  8.41       7.57
                                              ----       ----
Interest Rate Expense:
  Savings accounts                            2.80       2.90
  NOW accounts                                2.61       2.62
  Money market deposit accounts               4.56       4.26
  Certificate of deposits                     6.21       5.43
                                              ----       ----
    Total deposits                            5.26       4.67
  Federal Home Loan Bank advances
   and other borrowings                       6.91       6.21
                                              ----       ----
    Total interest rate expense on
     interest-bearing liabilities             5.48       4.74
                                              ----       ----
Interest rate spread                          2.93%      2.83%
                                              ====       ====
Net interest margin on interest-
 earning assets                               4.15%      4.06%
                                              ====       ====

Provision for Loan Losses. During the three months ended December 31, 2000, the provision for loan losses was $120,000, compared to $243,000 for the same period in 1999, a decrease of $123,000. The decrease was due to slower growth in the loan portfolio during the current quarter and the sale of $14.3 million in multifamily loans. The allowance for loan losses increased $787,000 from $6.5 million at March 31, 2000 to $7.3 million at December 31, 2000. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.58% at December 31, 2000 and 1.53% at March 31, 2000.

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

Non-interest Income. Non-interest income increased $116,000 from $472,000 for the three months ended December 31, 1999 to $588,000 for the same period in 2000. During the three months ended December 31, 2000 the Company recorded a gain on sale of loans of $231,000, of which $168,000 was the result of the sale of $14.3 million in multifamily loans. During the same period in 1999, gains of $8,000 were recorded on the sale of loans. These gains were offset by the write-down of $214,000 on a trust preferred security during the quarter ended December 31, 2000. Also included in the period to period change were increases in commercial loan fees of $76,000 and checking account fees of $36,000.

Non-interest Expense. Non-interest expense increased $976,000 from $3.4 million for the three months ended December 31, 1999 to $4.3 million for the same period in 2000. The increase was primarily due to an increase of $843,000 in salaries and employee benefits from $1.5 million for the three months ended December 31, 1999 to $2.4 million for the same period in 2000. During this period in 1999, the Company terminated its defined pension plan which resulted in the reversal of accrued benefits costs of $547,000. The remaining period to period increase in salaries and employee benefits is due to increased staffing. Other operating expenses also increased $148,000 from period to period due primarily to costs related to the computer conversion. The Company anticipates incurring higher expenses in future quarters as it begins to build its customer contact center, open its Bellevue, Washington branch and establish a branch presence in Seattle, Washington.

Provision for Income Taxes. Federal income taxes decreased $80,000 from $673,000 for the three months ended December 31, 1999 to $593,000 for the same period in 2000. The change is due to decreased taxable earnings.

Comparison of Operating Results for the Nine Months Ended December 31, 2000 and 1999
----------------------------------------------------------------------------
General. Net income for the nine months ended December 31, 2000 was $3.9 million compared to a loss of $865,000 for the same period in the prior year. The prior year's loss included a one-time $5.2 million pre-tax contribution to establish the Company's charitable foundation in connection with EverTrust's conversion to a public company.

Net Interest Income. Net interest income increased $3.3 million from $14.0 million for the nine months ended December 31, 1999 to $17.3 million for the nine months ended December 31, 2000. The change is due primarily to higher average balances of interest-earning assets.

Interest income increased $6.3 million from $28.2 million for the nine months ended December 31, 1999 to $34.5 million for the same period in 2000. During this same period, the average balance of interest-earning assets increased from $484.6 million for the nine months ended December 31, 1999 to $560.3 million for the nine months ended December 31, 2000 resulting in increased income of $4.6 million. The yield on interest-earning assets increased from 7.75% for the nine months ended December 31, 1999 to 8.21% for the same period in 2000 increasing income $1.7 million. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by proceeds received from the public offering, loan sales and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and a shift in assets from short-term cash and cash equivalents to higher yielding loans and investment securities.

Interest expense increased $3.0 million from $14.2 million for the nine months ended December 31, 1999 to $17.2 million for the same period in 2000. The average balance of interest-bearing liabilities increased $27.7 million from $404.0 million for the nine months ended December 31, 1999 to $431.7 million for the same period in 2000. This increase resulted in higher interest expense from period to period of $1.1 million. Interest expense increased an additional $1.9 million due to an increase in the yield on interest-bearing liabilities from 4.68% for the nine months ended December 31, 1999 to 5.31% for the same period in 2000. The increased yield is due primarily to a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 13.1% of interest-bearing liabilities for the nine months ended December 31, 2000 compared to 4.7% for the same period in 1999.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratio:
                                                 Nine Months Ended
                    Average Balance                 December 31,
                    ---------------              -----------------
                    (in thousands)               2000       1999
                                                 ----       ----

Interest-earning assets:
 Loans receivable, net                         $458,016   $364,831
 Investment securities                           94,608     90,869
 Federal Home Loan Bank stock                     4,422      4,068
 Cash and cash equivalents                        3,215     24,873
                                               --------   --------
 Total interest-earning assets                  560,261    484,641
 Noninterest-earning assets                      11,698     13,753
                                               --------   --------
    Total average assets                       $571,959   $498,394
                                               ========   ========
Interest-bearing liabilities:
 Savings accounts                               $10,042    $19,686
 NOW accounts                                    35,915     34,916
 Money market deposit accounts                  121,299    137,106
 Certificates of deposits                       207,830    193,162
                                               --------   --------
 Total deposits                                 375,086    384,870
 Federal Home Loan Bank advances and
   other borrowings                              56,612     19,146

                                               --------   --------
 Total interest-bearing liabilities             431,698    404,016
Noninterest-bearing liabilities                  12,301     13,603
                                               --------   --------
Total average liabilities                       443,999    417,619
Average equity                                  127,960     80,775
                                               --------   --------
Total average liabilities and equity           $571,959   $498,394
                                               ========   ========

Interest Rate Yield/Expense (rates are annualized)
                                                Nine Months Ended
                                                   December 31,
                                                -----------------
                                                2000         1999
                                                ----         ----
Interest Rate Yield:
 Loans receivable, net                          8.63%        8.40%
 Investment securities                          6.29         5.87
 Federal Home Loan Bank stock                   6.51         7.29
 Cash and cash equivalents                      7.51         5.10
                                                ----         ----
 Total interest rate yield on interest-
  earning assets                                8.21         7.75
                                                ----         ----
Interest Rate Expense:
 Savings accounts                               2.84         2.76
 NOW accounts                                   2.60         2.61
 Money market deposit accounts                  4.48         4.24
 Certificate of deposits                        6.00         5.42
                                                ----         ----
 Total deposits                                 5.10         4.61
 Federal Home Loan Bank advances and
   other borrowings                             6.73         6.20
                                                ----         ----
Total interest rate expense on interest-
  bearing liabilities                           5.31         4.68
                                                ----         ----
Interest rate spread                            2.90%        3.07%
                                                ====         ====
Net interest margin on interest-earning assets  4.12%        3.85%
                                                ====         ====

Provision for Loan Losses. During the nine months ended December 31, 2000, the provision for loan losses was $795,000, compared to $653,000 for the same period in 1999, an increase of $142,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period.
For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended December 31, 2000
and 1999   Provision for Loan Losses."

Non-interest Income. Non-interest income increased $1.1 million from $820,000 for the nine months ended December 31, 1999 to $1.9 million for the same period in 2000. The change is due primarily to gains earned on the sale of mortgage loans. For the nine months ended December 31, 1999, the Company recognized a loss of $630,000 compared to gain of $283,000 for the same period in 2000. Also, the Company's subsidiary, Mutual Bancshares Capital, Inc., earned management fees from its venture capital investments. For the nine months ended December 31, 2000, Mutual Bancshares Capital earned fees of $118,000 compared to no fees earned during the same period in 1999.
Commission earned on the sale of mutual funds and annuities increased from $65,000 for the nine months ended December 31, 1999 to $135,000 for the same period in 2000. The Company also had an overall increase from period to period of fees earned on checking accounts of $72,000. These increases were partially offset by a $214,000 write down of a preferred trust security which in turn reduced gains on the sale of securities to $19,000 for the nine months ended December 31, 2000 compared to $218,000 for the same period in 1999.

Non-interest Expense. Non-interest expense decreased $2.9 million from $15.8 million for the nine months ended December 31, 1999 to $12.9 million for the same period in 2000. The decrease is due primarily to a one-time charitable contribution to the EverTrust Foundation for $5.2 million during the nine months ended December 31, 1999. This was partially offset by higher compensation costs in 2000. Salary and employee benefits increased $2.3 million from $4.8 million for the nine months ended December 31, 1999 to $7.1 million for the nine months ended December 31, 2000. Compensation expense increased as the result of the recognition of $1.1 million in costs associated with the Management Recognition Plan (MRP), increased staffing levels and general salary increases as compared to the prior year. The nine months ended December 31, 1999 also included the Company's termination of its defined pension plan which resulted in the reversal of accrued benefits.

Provision for Income Taxes. Federal income taxes increased from a benefit of $814,000 for the nine months ended December 31, 1999 to an expense of $1.7 million for the same period in 2000. The change is due to increased taxable earnings.

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

The primary activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business loans. During the nine months ended December 31, 2000, the Company funded $134.1 million in new loans. In addition, during this same period, funds were used to purchase $8.2 million in investment securities and to repurchase shares of the Company's common stock for $13.6 million. These activities were funded by loan repayments, proceeds from the maturities of investment securities and proceeds from Federal Home Loan Bank of Seattle advances and other borrowings.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                          Minimum for Capital
                                          Actual           adequacy purposes
                                    Amount     Ratio       Amount     Ratio
                                    ------     -----       ------     -----
December 31, 2000:
 Total capital to risk-weighted
  assets                           $131,061    15.58%      $40,796     8.00%
 Tier 1 capital to risk-weighted
  assets                            124,645    24.32        20,498     4.00
 Tier 1 leverage capital to average
  assets                            124,645    21.66        23,020     4.00

Asset and Liability Management and Market Risk
----------------------------------------------
EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, if any, which can be affected by changes in interest rates.
Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes service charges and fees on accounts and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EMB is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at December 31, 2000. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Forward-looking Statements
--------------------------
Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from this suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, interest rates, national and regional economic conditions and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Shareholders

None

Item 5.  Other Information

Effective January 1, 2001, the Company's subsidiary, Everett Mutual Bank, changed its name to EverTrust Bank. The Company also received approval as of January 19, 2001 to merge the CBE with EverTrust Bank. The merger was completed on February 1, 2001. EverTrust Bank has submitted an application for limited trust powers to the regulatory agencies and is awaiting approval of that application.

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

-------------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

------------------------------

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                Signatures
                                ----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EverTrust Financial Group, Inc.

February 12, 2001                 /s/Michael B. Hansen
                                  -------------------------------
                                  Michael B. Hansen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


February 12, 2001                 /s/Jeffrey R. Mitchell
                                  --------------------------------
                                  Jeffrey R. Mitchell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Exhibit 27   Financial Data Schedule

             Financial Data
             As of or for the
             nine months Ended
Item Number  December 31, 2000   Item Description
-----------  -----------------   ----------------

9-03 (1)          11,834         Cash and due from Banks
9-03 (2)          16,678         Interest-bearing deposits
9-03 (3)               -         Federal funds sold-purchased securities for
                                   resale
9-04 (4)               -         Trading account assets
9-03 (6)          76,381         Investment and mortgage backed securities
                                   held for sale
9-03 (6)          10,520         Investment and mortgage backed securities
                                   held to maturity - carrying value
9-03 (6)          10,693         Investment and mortgage backed securities
                                   held to maturity - market value
9-03 (7)         452,802         Loans
9-03 (7)(2)        7,271         Allowance for losses
9-03 (11)        592,742         Total assets
9-03 (12)        393,232         Deposits
9-03 (13)         36,915         Short-term borrowings
9-03 (15)          4,303         Other liabilities
9-03 (16)         33,755         Long-term debt
9-03 (19)              -         Preferred stock - mandatory redemption
9-03 (20)              -         Preferred stock - no mandatory redemption
9-03 (21)         74,726         Common stock
9-03 (22)         49,811         Other stockholders' equity
9-03 (23)        592,742         Total liabilities and stockholders' equity
9-04 (1)          29,631         Interest and fees on loans
9-04 (2)           4,861         Interest and dividends on investments
9-04 (4)               -         Other interest income
9-04 (5)          34,492         Total interest income
9-04 (6)          14,336         Interest on deposits
9-04 (9)          17,194         Total interest expense
9-04 (10)         17,298         Net interest income
9-04 (11)            795         Provision for loan losses
9-04 (13)(h)          19         Investment securities gains/(losses)
9-04 (14)         12,881         Other expense
9-04 (15)          5,567         Income/loss before income tax
9-04 (17)          5,567         Income/loss before extraordinary items
9-04 (18)              -         Extraordinary items, loss tax
9-04 (19)              -         Cumulative change in accounting principal
9-04 (20)          3,906         Net income or loss
9-04 (21)           0.50         Earnings per share - basic
9-04 (21)           0.50         Earnings per share - fully diluted
I.B.5               4.12         Net yield - interest earning assets - actual
III.C.1.(a)            -         Loans on non-accrual
III.C.1.(b)            -         Accruing loans past due 90 days or more
III.C.2.(c)            -         Trouble debt restructuring
III.C.2                -         Potential problem loans
IV.A.1             6,484         Allowance for loan losses-beginning of period
IV.A.2                12         Total charge-offs
IV.A.3                 4         Total recoveries
IV.A.4             7,271         Allowance for loan losses-end of period
IV.B.1             7,271         Loan loss allowance allocated to domestic
                                   loans

IV.B.2                 -         Loan loss allowance allocated to foreign
                                   loans
IV.B.3                 -         Loan loss allowance - unallocated