Form 10-K405
period 2001-03-31
EVERTRUST FINANCIAL GROUP INC
filed 2001-06-25
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended March 31, 2001                OR

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                              ---
     As of June 8, 2001, there were issued and outstanding 6,914,919 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "EVRT." Based on the average of the high/low price for the Common Stock on June 8, 2001, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $102,202,503 (6,914,919 shares at $14.78 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Registrant's Employee Stock Ownership Plan and Trust are considered nonaffiliates.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders (Part III).

                       EVERTRUST FINANCIAL GROUP, INC.
                       2001 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I..................................................................    1
     Item 1. Business...................................................    1
       General..........................................................    1
       Bank Name Change and Merger......................................    1
       Market Area......................................................    2
       Lending Activities...............................................    2
       Investment Activities............................................   19
       Deposit Activities and Other Sources of Funds....................   22
       Subsidiary Activities............................................   27
       Charitable Foundation............................................   28
       Regulation.......................................................   28
       Taxation.........................................................   35
       Competition......................................................   37
       Personnel........................................................   37
     Item 2. Properties.................................................   37
     Item 3. Legal Proceedings..........................................   37
     Item 4. Submission of Matters to a Vote of Security Holders........   37
PART II.................................................................   38
     Item 5. Market for the Registrant's Common Equity and Related
       Stockholder Matters..............................................   38
     Item 6. Selected Financial Data ...................................   39
     Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations .............................   41
       General..........................................................   41
       Forward-Looking Statements.......................................   41
       Operating Strategy...............................................   41
       Comparison of Financial Condition at March 31, 2001 and 2000.....   42
       Comparison of Operating Results for Years Ended March 31, 2001
         and 2000.......................................................   43
       Comparison of Operating Results for Years Ended March 31, 2000
         and 1999.......................................................   45
       Average Balances, Interest and Average Yields/Cost...............   47
       Rate/Volume Analysis.............................................   48
       Yields Earned and Rates Paid.....................................   49
       Asset and Liability Management and Market Risk...................   49
       Liquidity and Capital Resources..................................   51
       Impact of Accounting Pronouncements and Regulatory Policies......   52
       Effect of Inflation and Changing Prices..........................   53
     Item 7A. Quantitative and Qualitative Disclosures About Market
       Risk.............................................................   53
     Item 8. Financial Statements and Supplementary Data................   53
     Item 9. Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..............................   92
PART III................................................................   92
     Item 10. Directors and Executive Officers of the Registrant........   92
     Item 11. Executive Compensation....................................   93
     Item 12. Security Ownership of Certain Beneficial Owners and
       Management.......................................................   93
     Item 13. Certain Relationships and Related Transactions............   94
PART IV.................................................................   94
     Item 14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K.........................................................   94

                              PART I

Item 1.  Business
-----------------

General

     EverTrust Financial Group, Inc. ("EverTrust" or the "Company"), a Washington state corporation, is the successor to Mutual Bancshares, a mutual holding company, which converted to stock form on September 30, 1999 ("Conversion"). The Company replaced Mutual Bancshares as the holding company for EverTrust Bank (formerly, Everett Mutual Bank, and referred to herein as "EverTrust Bank" or the "Bank"), a Washington chartered stock savings bank; I-Pro, Inc., a Washington corporation; and Mutual Bancshares Capital Inc., a
Washington corporation.   In connection with the Conversion in September 1999,
the Company issued 8,596,250 shares to the public. In April 2000, the Company elected to become a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve ("Federal Reserve") issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. The Federal Reserve declared this election to be effective May 12, 2000. For further information regarding the Company's financial holding company election, see "Regulation -- The Company."

     At March 31, 2001, the Company had total assets of $602.4 million, total deposits of $397.6 million and total equity of $120.1 million. The Company's business activities are conducted primarily by EverTrust Bank, whose operations are enhanced by the activities and operations of the Company's other two subsidiaries: I-Pro, Inc. and Mutual Bancshares Capital, Inc. Accordingly the information regarding the Company's business set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

     EverTrust Bank was formed as a federally chartered savings institution in 1916 and converted to a Washington chartered mutual savings bank in 1987. In 1993, the Bank became a stock entity in connection with its mutual holding company reorganization in 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund ("BIF"). The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

     EverTrust Bank is a community oriented savings bank dedicated to financing residential related and commercial real estate properties and providing quality customer service. The Bank's principal business is attracting deposits from the general public and using those funds to originate residential (including multi-family) mortgage loans as well as commercial real estate and construction loans.

Bank Name Change and Merger

     In December 2000, the Company announced a name change for Everett Mutual Bank. Effective January 1, 2001, Everett Mutual Bank began operating as EverTrust Bank, a change in name to establish an identity consistent with EverTrust Financial as the Company expands into new markets outside of Snohomish County. The new name is being used throughout the organization, including the Bank's new Bellevue, Washington office as well as for the recently opened commercial mortgage banking group office in Tacoma, Washington.

     Also in December 2000, the Company announced that one of its subsidiaries, Commercial Bank of Everett, would merge into EverTrust Bank (then Everett Mutual Bank). The merger was effective on February 1, 2001, and the Bank's new Commercial Banking Group was established. The merger eliminated a second set of regulatory reporting, streamlined internal operations and builds on the combined strengths of each bank. In addition, the merger provides increased lending capacity, allowing EverTrust Bank to be more competitive in both commercial business and real estate lending.

Market Area

     The Bank conducts the majority of its lending and deposit operations out of 12 full service offices in Snohomish County, located in Northwest Washington, and one loan production office in King County. Snohomish County is located north of King County (Seattle) and south of Skagit County along the I- 5 corridor. Snohomish County, the state's third largest county covering 2,098 square miles, has an estimated population of 583,000 for a density of 278 persons per square mile. Everett, the largest city in Snohomish County, is the county seat and serves as the county's economic and cultural center. Everett, a port city, is located approximately 30 miles north of Seattle.

     In December 2000, the Company established the EverTrust Financial Center in downtown Bellevue, Washington. From this location, the Bank will serve East King County as well as Seattle and offers an expanded line of financial products and services including enhanced jumbo home loan programs, commercial real estate loans, private banking, and business banking services. The Bank's commercial mortgage banking group provides portfolio and secondary market products from commercial loan origination offices located in Tacoma, Bellevue, Seattle and Everett.

     For additional information regarding the Company's and the Bank's offices, see "Item 2. Properties" and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Lending Activities

     General. Historically, the principal lending activity of the Bank consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, EverTrust Bank has increased its origination of loans secured by multi-family properties, commercial real estate loans and construction and land development loans. At March 31, 2001, EverTrust Bank's total loans were $483.9 million, including approximately $794,000 of loans held for sale.

     The Bank's internal loan policy limits the maximum amount of loans to one borrower to 15% of its capital. At March 31, 2001, the maximum amount which EverTrust Bank could have lent to any one borrower and the borrower's related entities was approximately $12.1 million under its policy. At March 31, 2001, EverTrust Bank had loans to one builder/developer (including loans for construction, land development and permanent financing) with an aggregate committed balance in excess of this amount which were specifically approved as policy exceptions by the Board of Directors: the borrower had $16.7 million committed, of which $13.5 million was outstanding, representing 21.0% and 17.0% of EverTrust Bank's total capital of $80.5 million, respectively. All loans to the borrower were performing according to their terms at March 31, 2001. Loans in excess of 25% of EverTrust Bank's capital are participated to the Company on a last-in, first-out basis. There were no participations with the Company outstanding as of March 31, 2001, since no amounts outstanding to any one borrower exceeded 25% of EverTrust Bank's capital.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Bank's consolidated loan portfolio by type of loan as of the dates indicated.
                                                          At March 31,
                     --------------------------------------------------------------------------------------
                           2001             2000             1999              1998             1997
                     ----------------  ---------------  ---------------   ---------------   ---------------
                     Amount   Percent  Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent
                     -------  -------  ------  -------  ------  -------   ------  -------   ------  -------
                                                       (Dollars in thousands)
Real Estate:
 One- to- four
  family
  residential(1)...$ 67,705  12.11%  $ 70,042  14.73%  $101,649  26.61%  $ 95,305  26.73%  $ 94,612  29.40%
 One- to- four
  family construc-
  tion and land
  development......  40,729   7.28     37,266   7.84     34,928   9.14     36,444  10.23     27,226   8.46
 Income property:
  Commercial
   construction....  25,475   4.56     23,871   5.02     12,491   3.27      4,620   1.30      1,624   0.50
  Commercial real
   estate.......... 168,199  30.08    128,892   27.10    72,573  19.00     76,121  21.36     70,042  21.76
  Multi-family
   construction....  62,055  11.10     32,304    6.79    14,012   3.67      7,153   2.01      2,323   0.72
  Multi-family
   residential..... 128,846  23.04    136,727   28.75   115,972  30.35    111,975  31.42    109,003  33.87
Consumer:
 Home equity and
  other mortgages..  25,756   4.61     23,301    4.90    18,601   4.87     15,866   4.45     12,187   3.79
 Credit cards......   2,426   0.43      1,375    0.29       488   0.13        124   0.03         --     --
 Other installment
  loans............   6,219   1.11      5,281    1.11     2,399   0.63      2,560   0.72      2,647   0.82
Business loans.....  31,707   5.68     16,494    3.47     8,949   2.34      6,226   1.75      2,181   0.68
                   -------- ------   --------  ------  -------- ------   -------- ------   -------- ------
    Total loans.... 559,117 100.00%   475,553  100.00%  382,062 100.00%   356,394 100.00%   321,845 100.00%
                            ======             ======           ======            ======            ======
Less:
 Undisbursed loan
   proceeds........ (63,888)           (49,460)          (28,183)          (22,563)           (8,526)
 Deferred loan fees
   and other.......  (3,879)            (3,493)           (3,239)           (3,278)           (3,243)
 Reserve for loan
   losses..........  (7,439)            (6,484)           (5,672)           (4,897)           (4,509)
                   --------           --------          --------          --------          --------
                    483,911            416,116           344,968           325,656           305,566
Loans held for
 sale..............    (794)                --           (29,641)          (13,705)          (12,432)
                   --------           --------          --------          --------          --------
Loans receivable,
 net.............. $483,117           $416,116          $315,327          $311,951          $293,134
                   ========           ========          ========          ========          ========
------------
(1)  Includes owner/builder construction/permanent loans of $6.4 million, $6.0 million, $5.5 million,
     $8.4 million and $5.3 million at March 31, 2001, 2000, 1999, 1998 and 1997, respectively.





     Residential One- to- Four Family Lending. At March 31, 2001, $67.7 million of the Bank's loan portfolio consisted of permanent loans secured by one- to- four family residences, including approximately $794,000 of loans held for sale. This amount represents 12.1% of the Bank's total loans.

     EverTrust Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 30 year fixed-rate loans are originated to meet the requirements for sale in the secondary market to Federal National Mortgage Association ("Fannie Mae"), however, from time to time, a portion of these fixed-rate loans originated by EverTrust Bank may be retained in EverTrust Bank's loan portfolio to meet EverTrust Bank's asset/liability management objectives.

     At March 31, 2001, $40.3 million, or 62.5%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans, both held for sale and held for investment. EverTrust Bank also offers adjustable rate mortgage loans at rates and terms competitive with market conditions. All of EverTrust Bank's adjustable rate mortgage loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

     EverTrust Bank offers several adjustable rate mortgage products which adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a general overall limitation of 6%. These adjustable rate mortgage products have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.5% to 3.5%. Adjustable rate mortgage loans held in EverTrust Bank's portfolio do not permit negative amortization of principal and
carry no prepayment restrictions.   Borrower demand for adjustable rate
mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 2001, $24.2 million, or 37.5%, of the Bank's one- to- four family loan portfolio consisted of adjustable rate mortgage loans.

     The retention of adjustable rate mortgage loans in EverTrust Bank's loan portfolio helps reduce EverTrust Bank's exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the adjustable rate mortgage loans originated by EverTrust Bank may provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. EverTrust Bank attempts to reduce the potential for delinquencies and defaults on adjustable rate mortgage loans by qualifying the borrower based on the borrower's ability to repay the loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that although adjustable rate mortgage loans allow EverTrust Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, EverTrust Bank has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in EverTrust Bank's cost of funds.

     While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all mortgage loans in EverTrust Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, EverTrust Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     The Bank requires fire and extended coverage casualty insurance to be maintained on all of its real estate secured loans. EverTrust Bank is not able to obtain and generally does not require earthquake insurance because of competitive market factors.

     EverTrust Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 75%, or 70% for loans originated for sale in the secondary market to Fannie Mae.

     Construction and Land Development Lending. EverTrust Bank has an established market niche as an originator of construction and land development loans. Competition from other financial institutions has increased in recent periods and the Bank expects that its margins on construction loans may be reduced in the future.

     The Bank currently originates two types of residential construction
loans:   speculative construction loans, and owner/builder loans.  To a lesser, but increasing extent, EverTrust Bank also originates construction loans for the development of multi-family and commercial properties. Annual originations of construction and land development loans have been $56.4, million $29.5 million and $32.1 million for the three years ended March 31, 2001, 2000 and 1999, respectively. Subject to market conditions, EverTrust Bank intends to continue to emphasize its construction lending activities.

     At March 31, 2001, the composition of the Bank's construction and land development loan portfolio was as follows:

                                            Outstanding    Percent of
                                              Balance        Total
                                              -------        -----
                                             (Dollars in thousands)

     Speculative construction...............  $ 13,395        10.2%
     Owner/builder construction.............     6,371         4.9
     Multi-family construction..............    62,055        47.4
     Land development.......................    23,516        18.0
     Commercial real estate construction....    25,475        19.5
                                              --------       -----
        Total...............................  $130,812       100.0%
                                              ========       =====
     Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either EverTrust Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 30 builders located in its primary market area, each of which generally have two to 25 speculative loans from the Bank during a 12 month period, with approximately five to six loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, EverTrust Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 2%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2001, speculative construction loans totaled $13.4 million, or 10.2%, of the total construction loan portfolio. At March 31, 2001, the Bank had two borrowers each with aggregate outstanding speculative loan balances of more than $1.0 million, all of which were performing according to their respective terms and the largest of which amounted to $2.5 million.

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

     Loan-to-value ratios under all three options are up to 80%, or up to 90% with private mortgage insurance, of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2001, owner/builder construction loans totaled $6.4 million, or 4.9%, of the total construction loan portfolio. At March 31,

2001, the largest outstanding owner/builder construction loan had an outstanding balance of approximately $600,000 and was performing according to its terms.

     For over 15 years, EverTrust Bank has originated loans to local real estate developers for the purpose of developing residential subdivisions, which includes installing roads, sewers, water and other utilities for plats generally ranging from 10 to 50 lots. At March 31, 2001, subdivision development loans totaled $23.5 million, or 18.0% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of one to three years with generally variable interest rates tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 3%, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of EverTrust Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, EverTrust Bank also obtains personal guarantees from corporate principals and reviews their personal financial statements. At March 31, 2001, EverTrust Bank had no nonaccruing land development loans.

     Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the predicted future value of the developed property. If the estimate of the future value of the developed property proves to be inaccurate, in the event of default and foreclosure, EverTrust Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property and getting guarantees.

     EverTrust Bank also provides construction and construction permanent financing for multi-family and commercial properties. At March 31, 2001, such construction loans amounted to $87.5 million of which $77.3 million was construction/permanent financing (i.e., loans will role into permanent financing when certain lease-up and debt service requirements are met) at the completion of the construction phase. These loans are typically secured by apartment buildings, condominiums, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in the Bank's market area and typically range in amount from $500,000 to $5.0 million. At March 31, 2001, the largest multi-family construction loan was for $6.7 million secured by a 62 unit apartment building located in EverTrust Bank's market area and was performing according to its terms. At March 31, 2001, the largest commercial construction loan was for $7.0 million, secured by a retail store located in the Bank's market area and was performing according to its terms. Periodically, EverTrust Bank purchases, without recourse to the seller other than for fraud, from other lenders participation interests in multi-family and commercial construction loans secured by properties located in EverTrust Bank's market area. The Bank underwrites such participation interests according to its own standards.

     All construction loans must be approved by the Bank's Loan Committee.
See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, EverTrust Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, EverTrust Bank reviews the experience and expertise of the builder and the borrower. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

     Loan disbursements during the construction period are made to the builder based on a line item budget, which is assessed by periodic on-site inspections by qualified employees of EverTrust Bank or an independent inspection service. EverTrust Bank believes that its internal monitoring system helps reduce many of the risks inherent in its construction lending.

     EverTrust Bank originates construction loan applications through walk-in customers, customer referrals, contacts in the business community and real estate brokers seeking financing for their clients.

     Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, EverTrust Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, EverTrust Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. EverTrust Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its market area, changes in the local and state economies and real estate markets could adversely affect EverTrust Bank's construction loan portfolio.

     Multi-Family Lending. At March 31, 2001, $128.8 million, or 23.0% of the Bank's total loan portfolio was secured by multi-family dwelling units, which consist of more than four units, located primarily in its market area.

     Multi-family adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years. EverTrust Bank has also originated fixed rate multi-family loans due in five and ten years, with amortization terms of up to 30 years. Multi-family loans originated since 1993 generally contain prepayment penalties during the first three years. Multi-family loans typically range in principal amount from $500,000 to $5.0 million. At March 31, 2001, the largest non-construction multi-family loan was on an 85 unit apartment building with an outstanding principal balance of $4.4 million located in the Bank's market area. At March 31, 2001, this loan was performing according to its terms.

     The maximum loan-to-value ratio for multi-family loans is generally 75%. EverTrust Bank requires appraisals of all properties securing multi-family real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by EverTrust Bank's review appraiser. EverTrust Bank requires its multi-family loan borrowers to submit financial statements and rent rolls on the subject property annually. EverTrust Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

     Multi-family mortgage lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. EverTrust Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial Real Estate Lending. Commercial real estate loans totaled $168.2 million, or 30.1% of total loans receivable at March 31, 2001, and consisted of 239 loans. EverTrust Bank originates commercial real estate loans primarily secured by warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in EverTrust Bank's market area. Commercial real estate loans typically range in principal amount from $500,000 to $5.2 million. At March 31, 2001, the largest commercial real estate loan on one property had an outstanding balance of $6.6 million and is secured by an office building and marina located in the Bank's market area. This loan was performing according to its terms at March 31, 2001.

     Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years but generally due in ten years. EverTrust Bank has also originated fixed rate commercial loans due in five and ten years, with amortization terms of up to 30 years. Commercial loans originated since 1993 generally contain prepayment penalties during the first three years.

     The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by EverTrust Bank, all of which are reviewed by the Bank's review appraiser. EverTrust Bank requires its commercial loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.30 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial real estate lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. EverTrust Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Business Lending. Through its commercial banking group, the Bank originates business loans to small and medium sized businesses in its primary market area. Business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable and inventory, although business loans are sometimes granted on an unsecured basis. Such loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin ranging from 0% to 3.50%. At March 31, 2001, the business loans amounted to $31.7 million, or 5.7%, of the Bank's total loans. The increase in business loans from the year ending March 31, 2000 is attributable to increased market penetration, the addition of a new loan officer and growth in average loan amounts.

     At March 31, 2001, the Bank's two largest outstanding business loans were for $4.5 million each and were secured by accounts receivable/inventory. One customer is a lumber broker, the other is in hotel management. Both loans were performing according to their respective terms at March 31, 2001.

     The Bank underwrites its business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow it to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, for loans with balances exceeding $750,000, the Bank requires that borrowers and guarantors provide updated financial information at least annually.

     The Bank's business loans may be structured as term loans or as lines of credit. Business term loans are generally made to finance the purchase of long-lived assets and have maturities of five years or less. Business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

     The Bank provides borrowers with secured standby letters of credit based on the same underwriting requirements and conditions as described above. The letters of credit are backed by signed notes payable to the Bank for like terms of the letter of credit. At March 31, 2001, EverTrust Bank had no outstanding letters of credit. International letters of credit are offered through a correspondent bank that assumes credit and payment risk on the instrument. EverTrust Bank receives a fee from the borrower and the correspondent bank for arranging the international letters of credit.

     Business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, the Bank limits this type of lending to its market area.

     Consumer Lending. Consumer lending has traditionally been a secondary, but recently growing part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, home improvement loans, second mortgage loans, lot acquisition loans, savings account loans, automobile loans, boat loans, recreational vehicle loans, personal unsecured loans and credit card loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At March 31, 2001, consumer loans, excluding credit card loans, amounted to $32.0 million, or 5.7% of the total loan portfolio.

     At March 31, 2001, the largest component of the consumer loan portfolio consisted of real estate secured loans, such as residential first mortgage loans, second mortgages and home equity lines of credit, which totaled $25.8 million, or 4.6%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. EverTrust Bank also solicits loans from non-customers. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit allow for a ten year draw period, plus an additional 15 year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin.

     Credit card loans are offered through the Bank's commercial banking group and are underwritten using suggested Independent Community Bankers Association guidelines, credit scoring and financial statement analysis. Credit cards are issued to the Bank's commercial banking business customers and qualified retail customers. At March 31, 2001, the credit card portfolio consisted of business credit lines of $500,000 and personal credit card lines of $1.9 million for a total of $2.4 million or .43% of total loans. Credit card loans entail greater risk than do other loans especially given their unsecured status. The Bank attempts to limit this risk by adhering to sound underwriting and collection practices, although there can be no assurances that these will prevent credit card losses. At March 31, 2001, no credit card loans were 90 days or more past due or in nonaccrual status.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. EverTrust Bank believes that these risks are not as prevalent in the case of EverTrust Bank's consumer loan portfolio because a large percentage of the portfolio consists of first and second mortgage loans and home equity lines of credit for existing customers that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At March 31, 2001, there were $10,000 of consumer loans delinquent in excess of 90 days or in nonaccrual status.

     Loan Maturity and Repricing. The following table sets forth information at March 31, 2001 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                   After    After   After
                                  One Year 3 Years 5 Years
                          Within  Through  Through Through    Beyond
                         One Year 3 Years  5 Years 10 Years  10 Years   Total
                         -------- -------  ------- --------  --------   -----
                                             (In thousands)
Real Estate:
 One- to- four family
  residential.......... $ 19,073  $11,451  $ 4,484  $10,372  $19,039  $ 64,419
 One- to- four family
  construction and
  land development.....   36,093      818       --       --       --    36,911
 Income property:
  Commercial
   construction........    7,436    2,824      228    3,023       --    13,511
  Commercial real
   estate..............   83,866   25,699   26,503   28,427    2,549   167,064
  Multi-family
   construction........   21,586    7,664    6,697      533       --    36,480
  Multi-family
   residential.........   73,124   22,583   15,225   16,337    1,572   128,841
Consumer:
 Home equity and other
  mortgages............    5,688    3,643    2,806    5,809    2,797    20,743
 Credit cards..........      343       --       --       --       --       343
 Other installment
  loans................    2,028    2,839      595      624       95     6,181
Business loans.........   16,886    1,951    1,039       65       --    19,941
                        --------  -------  -------  -------  -------  --------
Total.................. $266,143  $79,472  $57,577  $65,190  $26,052  $494,434
                        ========  =======  =======  =======  =======  ========

     The following table sets forth the dollar amount of all loans due after March 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

                                             Fixed      Floating or
                                             Rates    Adjustable Rates
                                             -----    ----------------
                                                  (In thousands)
Real Estate:
   One- to- four family residential....... $ 40,259      $ 24,160
   One- to- four family construction
      and land development................      400        36,511
   Income property:
      Commercial construction.............    2,943        10,568
      Commercial real estate..............   46,607       120,457
      Multi-family construction...........       --        36,480
      Multi-family residential............   19,066       109,775
Consumer:
   Home equity and other mortgages........   17,066         3,677
   Credit cards ..........................       --           343
   Other installment loans................    4,435         1,746
Business loans............................    3,501        16,440
                                           --------      --------
Total .................................... $134,277      $360,157
                                           ========      ========

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give EverTrust Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial loans, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by EverTrust Bank and certified by the State of Washington.

     Mortgage loan applications are initiated by loan officers and are required to be approved by EverTrust Bank's Management Loan Committee, which presently consists of the President and Chief Operating Officer, the Chief Financial Officer, the Credit Administrator and the Branch Administrator. All loans up to and including $1.5 million may be approved by the Management Loan Committee without Board approval; loans in excess of $1.5 million and up to $4.0 million must be approved by the Board Loan Committee; and loans exceeding $4.0 million, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds 15% of total capital, must be approved by EverTrust Bank's Board of Directors.

     Loan Originations, Purchases and Sales. During the year ended March 31, 2001, the Bank's total gross loan originations were $214.2 million. Periodically, EverTrust Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to EverTrust Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Construction and Land Development Lending" and "-- Multi-Family Lending."

     Consistent with its asset/liability management strategy in prior years, EverTrust Bank's policy has been to retain in its portfolio all of the adjustable rate mortgage loans and shorter-term fixed rate loans. Thirty-year fixed rate loans are originated with a view toward sale in the secondary market to Fannie Mae; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset/liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At March 31, 2001, EverTrust Bank's loan servicing portfolio totaled $104.5 million.

     In the year ending March 31, EverTrust Bank sold $14.3 million of adjustable rate multi-family loans as a test of the secondary market for its multi-family loan products. Future sales of adjustable rate loans may occur as a result of EverTrust Bank's asset/liability objectives and liquidity management practices.

     The origination of commercial and multi-family construction and permanent loans decreased from the prior year due to increased market competition for these types of loans by other lenders.

     The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                               Year Ended March 31,
                                          -----------------------------
                                          2001         2000        1999
                                          ----         ----        ----
                                                  (In thousands)
Loans originated:
 Real estate:
   One- to- four family residential $ 19,795 $ 19,663 $ 39,034 One- to- four family construction
      and loan development               56,359       29,537      32,063
   Income property:
      Commercial construction            13,188       19,520       9,941
      Commercial real estate             42,395       59,972      11,095
      Multi-family construction          21,944       26,768      11,387
      Multi-family residential           12,532       31,795      20,892
 Consumer:
    Home equity and other mortgages      11,416       10,919      10,078
    Credit cards                          1,133        1,027         427
    Other installment loans               2,115        4,248       1,260
 Business loans                          33,369       11,828       4,517
                                       --------     --------    --------
          Total loans originated        214,246      215,277     140,694
                                       --------     --------    --------

Loans purchased:
   Income property:
      Commercial construction                --           --          --
      Commercial real estate                 --        1,000          --
      Multi-family construction              --           --          --
      Multi-family residential               --           --          --
                                       --------     --------    --------
        Total loans purchased                --        1,000          --

Loans sold:
 Total whole loans sold                  24,501       33,895       3,958
 Participation loans                         --        1,500          --
                                       --------     --------    --------
          Total loans sold               24,501       35,395       3,958
                                       --------     --------    --------

Principal repayments                    123,545       91,280     113,624
Loans securitized                            --           --          --
Transfer to real estate owned                85           --         117
Increase (decrease) in other items, net   2,635      (17,642)     (2,908)
                                       --------     --------    --------
Net increase (decrease) in loans
   receivable, net and loans held
   for sale                            $ 68,750     $ 71,960    $ 20,087
                                       ========     ========    ========

     Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank range up to 1.50%. Current accounting standards require fees received, net of certain loan origination costs, for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment.
The Bank had $3.9 million of net deferred mortgage loan fees at March 31, 2001.

     Nonperforming Assets and Delinquencies. EverTrust Bank generally assesses late fees or penalty charges on delinquent loans of 5% of the monthly loan payment amount. Substantially all fixed-rate and adjustable rate mortgage loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, EverTrust Bank institutes collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin upon the 30th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 90th day of delinquency, attempts to interview the borrower are made to establish the cause of the delinquency, whether the cause is temporary, the attitude of the borrower toward the debt, and a mutually satisfactory arrangement for curing the default.

     If the borrower is chronically delinquent and all reasonable means of obtaining payment on time have been exhausted, foreclosure is initiated according to the terms of the security instrument and applicable law. Interest income on loans is reduced by the full amount of accrued and uncollected interest (i.e., placed on nonaccrual status).

     When a consumer loan borrower fails to make a required payment on a consumer loan by the payment due date, EverTrust Bank institutes the same collection procedures as for its mortgage loan borrowers.

     EverTrust Bank's Board of Directors is informed monthly as to the status of all mortgage and consumer loans that are delinquent by more than 90 days or nonaccruing, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by EverTrust Bank.

     The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated.

                                         Year Ended  March 31,
                            ------------------------------------------------
                            2001       2000        1999       1998     1997
                            ----       ----        ----       ----     ----
                                    (Dollars in thousands)
Loans accounted for on
a nonaccrual basis:
 Mortgage loans:
  One- to- four family
   residential............ $   57    $   402      $   --    $   517   $   657
  One- to- four family
   construction and
   land development.......     --         --          --         --        --
 Income property:
  Commercial construction.     --         --          --         --        --
  Commercial real estate..     --         --         364        293       313
  Multi-family
   construction...........  1,233         --          --         --        --
  Multi-family
   residential............     --         --          --         --        --
 Consumer:
  Residential mortgages...     --         --          --         --        --
  Home equity and second
   mortgages..............     --         --          --         27        47
  Credit cards............     --         --          --         --        --
  Automobiles.............     --          4           7          4         6
  Other installment loans.     10         --           7         --        --
 Business.................     --         --          --         --        --
                           ------     ------      ------     ------    ------
     Total................  1,300        406         378        841     1,023

                        (table continued on following page)

                                         Year Ended  March 31,
                            ------------------------------------------------
                            2001       2000        1999       1998     1997
                            ----       ----        ----       ----     ----
                                    (Dollars in thousands)

Accruing loans which are
contractually past
due 90 days or more:
 Mortgage loans:
  One- to- four family
   residential............     --         --          --         --        --
  One- to- four family
   construction and
   land development.......     --         --          --         --        --
 Income property:
  Commercial construction.     --         --          --         --        --
  Commercial real estate..     --         --          --         --        --
  Multi-family
   construction...........     --         --          --         --        --
  Multi-family
   residential............     --         --          --         --        --
                           ------     ------      ------     ------    ------
 Consumer:
  Residential mortgages...     --         --          --         --        --
  Home equity and second
   mortgages..............     --         --          --         --        --
  Credit cards............     --         --          --         --        --
  Automobiles.............     --         --          --         --        --
  Other installment loans.     --         --          --         --        --
                           ------     ------      ------     ------    ------
     Total................     --         --          --         --        --

Total of nonaccrual and
 90 days  past due loans..  1,300        406         378        841     1,023

Real estate owned
 acquired in satisfaction
 of debts previously
 contracted...............     85         --          --         --       876

Total nonperforming
 assets...................  1,385        406         378        841     1,899
Restructured loans........     --         --          --         --        --

Nonaccrual and 90 days or
 more past due loans as a
 percentage of loans
 receivable, net..........   0.27%      0.10%       0.12%      0.27%     0.35%
Nonaccrual and 90 days or
 more past due loans as a
 percentage of total
 assets...................   0.22%      0.07%       0.08%      0.20%     0.26%
Nonperforming assets as a
 percentage of total
 assets...................   0.23%      0.07%       0.08%      0.20%     0.48%

     Additional interest income, which would have been recorded for the year ended March 31, 2001 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $41,000. The amount of interest included in interest income on such loans for the year ended March 31, 2001 was approximately $24,000.

     Real Estate Owned. Real estate acquired by EverTrust Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2001, EverTrust Bank had approximately $85,000 of real estate owned.

     Restructured Loans. Under generally accepted accounting principles, EverTrust Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if EverTrust Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructures or loan modifications for a borrower do not necessarily always constitute troubled debt restructures, however, and troubled debt restructures do not necessarily result in nonaccrual loans. EverTrust Bank had no restructured loans as of March 31, 2001.

     Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.
EverTrust Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

     Allowance for Loan Losses.   EverTrust Bank has established a systematic
methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.

     In originating loans, EverTrust Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Management recognizes that these losses will occur over the life of the loan and may not necessarily result in current impairment of the loan balance. Management also believes that certain loans may currently be impaired that are not yet evident in the loan's performance. The general valuation allowance for loan losses is maintained to cover these losses inherent in the loan portfolio but not yet apparent. Management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. At March 31, 2001, the Bank had a general allowance for loan losses of $7.4 million, representing 1.51% of total loans, compared to $6.5 million, or 1.53% of total loans at March 31, 2000.

     The Bank recorded a $1.0 million provision for loan losses for the year ended March 31, 2001, compared to $810,000 and $780,000 for the years ended March 31, 2000 and 1999, respectively. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans from which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

     The Bank's charge-offs as a percentage of average loans outstanding reflected in the following table has been consistent over the past several years, largely the result of extremely favorable economic conditions in the market area. The level of non-performing assets has fluctuated from month to month, and the allowance for loan losses as a percentage of nonperforming loans was 572.23% at March 31, 2001. The relatively low amount of nonperforming loans at March 31, 2001 cannot reasonably be relied upon to reflect the current level of risk inherent in the loan portfolio, especially given the dollar amount of loans in higher-risk lending categories, including construction, land development, multi-family and commercial loans at March 31, 2001.

     Although allocated, the entire allowance for loan losses is available for the entire portfolio. The following table reflects the allowance allocated to each respective loan category using a consistently applied formula-based approach. Reserve percentages are applied against outstanding loans and certain commitments as follows: single family loans,

0.80%; two- to- four family loans, 1.00%; permanent multi-family loans, 1.25%; permanent commercial loans, 1.50%; construction and land development loans, 2.00%; consumer loans, 1.00% to 3.00% based on collateral type; business loans generally, 1.00% to 2.00% based on credit grade. These reserve factors have been developed based on management's understanding of the relative credit risk which could indicate it is probable that current impairment has occurred in the portfolio, and to a lesser extent, the factors that peers are applying to similar loan categories. The management loan committee reviews the reserve factors in conjunction with the quarterly loan loss allowance analysis and may be adjusted in future periods to reflect changes in delinquency percentages and loss experience. The unallocated portion of the reserve, if any, represents the amount management deems necessary to account for estimation risk in the formula method, and to incorporate other critical factors impacting credit quality, such as loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio and the duration of the current business cycle, and the economic conditions described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

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

     While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principals, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates and for the periods indicated.

                                              Year Ended  March 31,
                                   ------------------------------------------
                                    2001     2000     1999     1998     1997
                                   ------   ------   ------   ------   ------
                                             (Dollars in thousands)

Allowance at beginning of period.. $6,484   $5,672   $4,897   $4,509   $4,178
Provision for loan losses.........  1,005      810      780      420      420
Charge-offs:
  Mortgage loans:
   One- to- four family
    residential...................     --       --       --       --       43
   One- to- four family construction
    and land development..........     --       --       --       --       38
   Income property:
    Commercial construction.......     --       --       --       --       --
    Commercial real estate........     --       --       --      112       --
    Multi-family construction.....     --       --       --       --       --
    Multi-family residential......     --       --       --       --       --
  Consumer:
    Residential mortgages.........     --       --       --       --       --
    Home equity and second
     mortgages....................     --       --       --       --        5
    Credit cards..................     20       --       --       --       --
    Automobiles...................     --       --        2       --        4
    Other installment loans.......      6       12        3       --       --
  Business loans..................     43        4       --       --       --
                                   ------   ------   ------   ------   ------
      Total charge-offs...........     70       16        5      112       90
Recoveries:
  Mortgage loans:
   One- to- four family
    residential...................     --       --       --       --       --
   One- to- four family
    construction and land
    development...................     --       --       --       --       --
   Income property:
    Commercial construction.......     --       --       --       79       --
    Commercial real estate........     --       --       --       --       --
    Multi-family construction.....     --       --       --       --       --
    Multi-family residential......     --       --       --       --       --
  Consumer:
    Residential mortgages.........     --       --       --       --       --
    Home equity and second
     mortgages....................     --       18       --       --       --
    Credit cards..................     --       --       --       --       --
    Automobiles...................     --       --       --        1       --
    Other installment loans.......      6       --       --       --        1
  Business loans..................     14       --       --       --       --
                                   ------   ------   ------   ------   ------
    Total recoveries..............     20       18       --       80        1
                                   ------   ------   ------   ------   ------
    Net charge-offs...............     50       (2)       5       32       89
                                   ------   ------   ------   ------   ------
    Balance at end of period...... $7,439   $6,484   $5,672   $4,897   $4,509
                                   ======   ======   ======   ======   ======
Allowance for loan losses as a
 percentage of  total loans out-
 standing at the end of the
 period...........................  1.51%    1.53%    1.62%    1.48%    1.45%

Net charge-offs as a percentage
 of average loans outstanding
 during the period................  0.01%      --%      --%    0.01%    0.03%

Allowance for loan losses as a
 percentage of nonperforming
 loans at end of period...........572.19% 1593.12% 1500.53%  582.28%  440.33%


The following table sets forth the breakdown of the Bank's allowance for loan losses by loan category for the periods indicated.

                                                          At March 31,
                      ------------------------------------------------------------------------------------
                                 2001                         2000                        1999
                      --------------------------   --------------------------   --------------------------
                                        Percent                      Percent                      Percent
                      Amount            of Loans   Amount            of Loans   Amount            of Loans
                        of                 in        of                 in        of                 in
                       Loan      Loan   Category    Loan      Loan   Category    Loan      Loan   Category
                       Loss     Amount      to      Loss     Amount      to      Loss     Amount     to
                      Allow-      By      Total    Allow-      By      Total    Allow-      By      Total
                       ance    Category   Loans     ance    Category   Loans     ance    Category   Loans
                       ----    --------   -----     ----    --------   -----     ----    --------   -----
                                                      (Dollars in thousands)
Real Estate:
 One- to- four family
  residential........ $  650   $ 67,705   12.11%   $  481   $ 70,042   14.73%   $  784   $101,649   26.61%
 One- to- four family
  construction and
  land development...    630     40,729    7.28       775     37,266    7.84       838     34,928    9.14
 Income property:
  Commercial
   construction......    645     25,475    4.56       583     23,871    5.02       271     12,491    3.27
  Commercial real
   estate............  2,033    168,199   30.08     1,729    128,892   27.10     1,073     72,573   19.00
  Multi-family
   construction......    955     62,055   11.10       536     32,304    6.79       267     14,012    3.67
  Multi-family
   residential.......  1,393    128,846   23.04     1,591    136,727   28.75     1,450    115,972   30.35
Consumer:
  Home equity and
   other mortgages...    454     25,756    4.61       388     23,301    4.90       341     18,601    4.87
  Credit cards.......     23      2,426    0.43        12      1,375    0.29        16        488    0.13
  Other installment
   loans.............     97      6,219    1.11        79      5,281    1.11        59      2,399    0.63
Business loans.......    559     31,707    5.68       310     16,494    3.47       196      8,949    2.34
   Total allocated...  7,439         --      --     6,484         --       -     5,295         --      --
Unallocated..........     --         --      --        --         --      --       377         --      --
                      ------   --------  ------    ------   --------  ------    ------   --------  ------
   Total............. $7,439   $559,117  100.00%   $6,484   $475,553  100.00%   $5,672   $382,062  100.00%
                      ======   ========  ======    ======   ========  ======    ======   ========  ======



                                           At March 31,
                      -------------------------------------------------------
                                 1998                         1997
                      --------------------------   --------------------------
                                        Percent                      Percent
                      Amount            of Loans   Amount            of Loans
                        of                 in        of                 in
                       Loan      Loan   Category    Loan      Loan   Category
                       Loss     Amount      to      Loss     Amount      to
                      Allow-      By      Total    Allow-      By      Total
                       ance    Category   Loans     ance    Category   Loans
                       ----    --------   -----     ----    --------   -----
                                      (Dollars in thousands)
Real Estate:
 One- to- four family
  residential........$  320    $ 95,305   26.73%   $  334   $ 94,612    29.40%
 One- to- four family
  construction and
  land development... 1,008      36,444   10.23       778     27,226     8.46
 Income property:
  Commercial
   construction......    71       4,620    1.30        42      1,624     0.50
  Commercial real
   estate............ 1,142      76,121   21.36     1,051     70,042    21.76
  Multi-family
   construction......   138       7,153    2.01         4      2,323     0.72
  Multi-family
   residential....... 1,399     111,975   31.42     1,377    109,003    33.87
  Home equity and
   other mortgages...   307      15,866    4.45       239     12,187     3.79
  Credit cards.......     6         124    0.03        --         --       --
  Other installment
   loans.............    53       2,560    0.72        55      2,647     0.82
Business loans.......   125       6,226    1.75        11      2,181     0.68
   Total allocated... 4,568          --      --     3,891         --       --
Unallocated..........   329          --      --       618         --       --
                     ------    --------  ------    ------   --------   ------
   Total.............$4,897    $356,394  100.00%   $4,509   $321,845   100.00%
                     ======    ========  ======    ======   ========   ======

Investment Activities

     The investment policies of the Company and EverTrust Bank are substantially the same with the exception of the dollar limitations of individual investments. Under Washington law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Company are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Company's policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and equity securities. Investment in mortgage-backed securities includes those issued or guaranteed by Federal Home Loan Mortgage Corporation ("Freddie Mac"), Fannie Mae and Government National Mortgage Association ("GNMA").

     At March 31, 2001, the Company's consolidated investment portfolio totaled $76.3 million and consisted principally of U.S. Government and agency obligations, municipal bonds, mortgage-backed securities, corporate debt obligations, equity securities, mutual funds, and Federal Home Loan Bank ("FHLB") stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Company's loan originations, deposits and other activities.

     Mortgage-Backed Securities. The Company's mortgage-backed securities, which at March 31, 2001, totaled $26.8 million at estimated fair value, was comprised of Fannie Mae, Freddie Mac and GNMA mortgage-backed securities.

     State and Municipal Bonds. The Company's tax exempt and taxable municipal bond portfolio, which at March 31, 2001, totaled $9.0 million at estimated fair value, or $8.9 million at amortized cost, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various housing authorities, hospitals, schools, water and sanitation districts and other authorities located in the State of Washington. At March 31, 2001, general obligation bonds and revenue bonds had total estimated fair values of $2.6 million and $6.4 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency such as Moody's or Standard and Poor's. Non-rated municipal bonds held in portfolio are generally comprised of housing bonds issued by various local housing authorities in the Company's market area. At March 31, 2001, the Company's municipal bond portfolio had a weighted average maturity of approximately five years and a weighted average coupon rate of 5.3%.

     Corporate Bonds. The Company's corporate bond portfolio, which totaled $21.8 million at fair value ($21.7 million at amortized cost) at March 31, 2001, was comprised of short to intermediate-term fixed-rate securities from issuers generally rated Baa by Moody's or BBB by Standard and Poor's. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Company's investment securities, including those that have high credit ratings, are subject to market risk and credit risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value. In addition, credit ratings are also subject to change at the discretion of the rating agencies, which could also impact the market value of the investment. At March 31, 2001, the portfolio had a weighted average maturity of two years and a weighted average coupon rate of 6.2%. The longest term bond has an amortized cost of $500,000 and a term to maturity of 29 years.

     At March 31, 2001, the holdings of the largest single issuer totaled $2.0 million at amortized cost or 9.2% of the total portfolio and issuers in the financial sector comprised 45.6% of the total portfolio.

     Equity Securities. The Company's equity investments totaled $6.4 million at fair value, or $6.7 million at cost, at March 31, 2001. The equity portfolio consists primarily of trust preferred stocks, common stocks of companies included in the Dow Jones Industrial Average and has typically included other mid to large cap companies, and mutual funds.

     U.S. Government and Agency Obligations. The Company's portfolio of U.S. Government and agency obligations had a fair value of $7.7 million, or $7.5 million at amortized cost, at March 31, 2001. The longest term bond has an amortized cost of $1.0 million and a term to maturity of 3.9 years.

     Off Balance Sheet Derivatives. Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments to hedge the saleable loan pipeline of EverTrust Bank. On March 31, 2001, the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

     The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                              At March 31,
                         ---------------------------------------------------
                                2001              2000             1999
                         ---------------   ---------------   ---------------
                         Carrying   Fair   Carrying   Fair   Carrying   Fair
                          Value    Value    Value    Value    Value    Value
                          -----    -----    -----    -----    -----    -----
                                           (In thousands)

Available for sale:
Investment securities:
 U.S. Government Agency
  obligations........... $ 4,985  $ 5,124  $ 12,198 $ 12,119  $ 3,751  $ 3,749
 Corporate obligations..  20,672   20,801    41,359   40,650   45,875   45,841
 Municipal obligations..   5,236    5,260     5,661    5,537    5,097    5,080
 Equity securities......   6,650    6,407    12,223   11,821    5,978    6,203
 Certificates of
  deposit...............     195      200       185      185      175      175
 Mortgage-backed
  securities............  24,963   25,507    26,084   25,676      514      518
                         -------  -------  -------- --------  -------  -------
   Total available
    for sale............ $62,701  $63,299  $ 97,710 $ 95,988  $61,390  $61,566
                         =======  =======  ======== ========  =======  =======
Held to maturity:
Investment securities:
 U.S. Government Agency
  obligations........... $ 2,507  $ 2,611  $  2,514 $  2,538  $ 2,520  $ 2,684
 Corporate obligations..     992    1,024     1,486    1,505    1,965    2,048
 Municipal obligations..   3,634    3,709     5,996    6,003    6,773    6,876
 Certificates of
  deposit...............      --       --       481      481      455      455
 Mortgage-backed
  securities............   1,229    1,269     1,589    1,609    2,153    2,254
                         -------  -------  -------- --------  -------  -------
   Total held to
    maturity............ $ 8,362  $ 8,613  $ 12,066 $ 12,136  $13,866  $14,317
                         -------  -------  -------- --------  -------  -------
   Total................ $71,062  $71,911  $109,776 $108,124  $75,256  $75,883
                         =======  =======  ======== ========  =======  =======




     The table below sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's
investment portfolio at March 31, 2001.


                                                        At March 31, 2001
                                                 Amount Due or Repricing within:
                     --------------------------------------------------------------------------------------
                       One Year or       Over One to       Over Five to
                         Or Less          Five Years         Ten Years      Over Ten Years       Totals
                     ----------------  ----------------  ----------------  ----------------  --------------
                     Carry-  Weighted  Carry-  Weighted  Carry-  Weighted  Carry-  Weighted  Carry- Weighted
                      ing    Average    ing    Average    ing    Average    ing    Average   ing    Average
                     Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value   Yield
                     -----   -----     -----    -----    -----    -----    -----    -----    -----   -----
                                                           (Dollars in thousands)

Available for sale:
Investment securities:
 U.S. Government
  Agency
  obligations....... $ 2,498  6.43%   $ 2,487   6.84%     $   --     --%   $   --      --%  $ 4,985  6.63%
 Corporate
  obligations.......   9,540  5.78     10,631   6.16          --     --       500    9.88    20,672  6.07
 Municipal
  obligations.......     794  4.85      2,501   4.49          --     --     1,941    5.10     5,236  5.10
 Equity securities..   5,177  2.70         --     --          --     --     1,473    7.45     6,650  7.47
 Certificates of
  deposit...........     195  5.20         --     --          --     --        --      --       195  5.20
 Mortgage-backed
  securities........      --    --      8,537   6.50       8,781   6.87     7,645    6.88    24,963  6.75
                     -------  ----    -------   ----      ------   ----   -------    ----   -------  ----
   Total available
    for sale........ $18,205  5.84%   $24,156   6.18%     $8,781   6.87%  $11,559    6.79%  $62,701  6.33%
                     =======  ====    =======   ====      ======   ====   =======    ====   =======  ====
Held to maturity:
Investment securities:
 U.S. Government
  Agency
  obligations....... $ 1,503  7.36%   $ 1,004   7.38%     $   --     --%  $    --      --%  $ 2,508  7.37%
 Corporate
  obligations.......     500  8.20        492   8.47          --     --        --      --       992  8.33
 Municipal
  obligations.......     546  5.76      1,447   4.86         650   5.38       991    6.50     3,633  5.54
 Equity securities..      --    --         --     --          --     --        --      --        --    --
 Certificates of
  deposit...........      --    --         --     --          --     --        --      --        --    --
 Mortgage-backed
  securities........       1    --         --     --          --     --     1,228    8.12     1,228  8.12
                     -------  ----    -------   ----      ------   ----   -------    ----   -------  ----
   Total held to
    maturity........ $ 2,550  6.31%   $ 2,943   6.33%     $  650   5.38%  $ 2,219    7.40%  $ 8,361  6.31%
                     =======  ====    =======   ====      ======   ====   =======    ====   =======  ====

   Total............ $20,754  6.31%   $27,099   6.33%     $9,431   6.95%  $13,778    6.29%  $71,062  6.18%
                     =======  ====    =======   ====      ======   ====   =======    ====   =======  ====
--------------
(*)    Yields on tax exempt obligations have been computed on a tax equivalent basis.  Deposit Activities and Other Sources of Funds


     Deposit Activities and Other Sources of Funds

     General. Deposits and loan repayments are the major sources of EverTrust Bank 's funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. Borrowings through the FHLB of Seattle or Fed Funds lines may be used to compensate for reductions in the availability of funds from other sources.

     EverTrust Bank's deposit composition reflects a deposit mixture with certificates of deposit accounting for 53.6% of total deposits and negotiable order of withdrawal/checking accounts comprising a relatively modest 9.5% of total deposits.

     Deposit Accounts. Substantially all of EverTrust Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, EverTrust Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer
preferences and concerns.   See Item 7, "Management's Discussion and Analysis
of Financial Condition and Results of Operations," contained herein.

     At March 31, 2001, the Bank had $60.7 million of jumbo certificates of deposit, including $9.8 million in public unit funds which represents 2.5% of total deposits at March 31, 2001. EverTrust Bank is also authorized to utilize brokered deposits as a funding source, but has not done so to date. Management believes that its jumbo certificates of deposit and the use of brokered deposits present similar interest rate risk to its other deposit products.

    The following table sets forth information concerning the Bank's time deposits and other non-interest and interest-bearing deposits at March 31, 2001.

Weighted
Average                                                             Percentage
Interest                                                   Minimum   of Total
 Rate   Term            Category                Amount     Balance   Deposits
 ----   ----            --------                ------     -------   --------
                                              (In thousands)

--%     N/A             Non-interest bearing    $  8,462       --      2.1%
                           accounts
2.8     N/A             Savings accounts          10,867      300      2.7
2.2     N/A             Checking accounts         37,942      300      9.5
4.3     N/A             Money market deposit     127,009    1,000     31.9
                           accounts

                        Certificates of Deposit
                        -----------------------

5.7     1-11 months     Fixed-term, fixed-rate    36,041      500      9.1
6.2     12-23 months    Fixed-term, fixed-rate    83,641      500     21.0
5.9     24-35 months    Fixed-term, fixed-rate    23,601      500      5.9
5.9     36-59 months    Fixed-term, fixed-rate    17,500      500      4.4
6.3     60-84 months    Fixed-term, fixed rate    62,580      500     13.2
                                                --------            ------
                          TOTAL                 $397,643            100.00%
                                                ========            ======

     The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2001. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

                                      Certificates
     Maturity Period                  of Deposits
     ---------------                  -----------
                                     (In thousands)

     Three months or less.............   $18,844
     Over three through six months....    11,534
     Over six through twelve months...    10,928
     Over twelve months...............    19,346
                                         -------
       Total..........................   $60,652
                                         =======


      Deposit Flow.  The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.


                                                                   At March 31,
                               ----------------------------------------------------------------------------
                                          2001                         2000                      1999
                               ----------------------------   ---------------------------   ---------------
                                        Percent                       Percent                       Percent
                                           of     Increase               of     Increase              of
                               Amount    Total   (Decrease)   Amount   Total   (Decrease)   Amount   Total
                               ------    -----   ----------   ------   -----   ----------   ------   -----
                                                               (Dollars in thousands)

Savings accounts...........   $ 10,867    2.73%   $   344   $ 10,523    2.75%  $ (1,275)   $ 11,798    3.14%
Demand deposit accounts....     46,404   11.67      1,790     44,614   11.65      3,177      41,437   11.02
Money market deposit
  accounts.................    127,010   31.94     (2,512)   129,522   33.82     (4,226)    133,748   35.58
Fixed-rate certificates which
 mature in the year ending:
  Within 1 year............    140,734   35.39      8,324    132,410   34.57      6,487     125,923   33.50
  After 1 year, but
    within 2 years.........     26,500    6.66      2,398     24,102    6.29     (4,084)     28,186    7.50
  After 2 years, but
    within 5 years.........     36,656    9.22     (3,131)    39,787   10.39      7,546      32,241    8.58
  Certificates maturing
    thereafter.............      9,472    2.38      7,444      2,028    0.53       (535)      2,563    0.68
                              --------  ------    -------   --------  ------   --------    --------  ------
     Total.................   $397,643  100.00%   $14,657   $382,986  100.00%  $  7,090    $375,896  100.00%
                              ========  ======    =======   ========  ======   ========    ========  ======

                                                                       24

     Deposit Accounts. Deposit accounts consisted of the following at the dates indicated:

                            Weighted
                          Average Rate      2001               20000
                          at March 31, ---------------    ---------------
                             2001      Amount      %      Amount      %
                             ----      ------    -----    ------    -----
                                             (Dollars in thousands)

Noninterest-bearing
 accounts..............       --%     $  8,462    2.1%   $  7,902    2.1%
Savings accounts.......      2.8        10,867    2.7      10,523    2.7
Checking accounts......      2.2        37,942    9.5      36,712    9.6
Money market accounts..      4.3       127,009   31.9     129,522   33.8
Time deposits:
  1 to 11 months.......      5.7        36,041    9.1      32,200    8.4
  12 to 23 months......      6.2        83,641   21.0      77,273   20.2
  24 to 35 months......      5.9        23,601    5.9      22,827    6.0
  36 to 59 months......      5.9        17,500    4.4      17,899    4.7
  60 to 84 months......      6.3        52,580   13.2      48,128   12.5
                             ---      --------  -----    --------  -----
                             6.1       213,363   53.7     198,327   51.8
                             ---      --------  -----    --------  -----
                             4.9%     $397,643  100.0%   $382,986  100.0%
                             ===      ========  =====    ========  =====
     Time Deposits by Rates. The following table sets forth the time deposits of the Bank classified by rates for the periods indicated.

                                              Year Ended March 31,
                                       ----------------------------------
                                       2001          2000         1999
                                       ----          ----         ----
                                                (In thousands)

0.00 - 0.99%....................... $    409       $    200      $    273
1.00 - 1.99%.......................       --             85             1
2.00 - 2.99%.......................      359            118           374
3.00 - 3.99%.......................       --            100            79
4.00 - 4.99%.......................    2,551          8,158        44,666
5.00 - 5.99%.......................   74,649        130,296       106,603
6.00 - 6.99%.......................  132,191         58,553        33,282
7.00 - 7.99%.......................    3,194            817         3,621
8.00 - 8.99%.......................       10             --            14
                                    --------       --------      --------
     Total......................... $213,363       $198,327      $188,913
                                    ========       ========      ========

     Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at March 31, 2001.

                                                Amount Due
                       ------------------------------------------------------
                       Less Than    1-2      2-3      3-4    After
                       One Year    Years    Years    Years  4 Years    Total
                       --------    -----    -----    -----  -------    -----
                                          (In thousands)
0.00 - 0.99%.........  $    309  $    --  $   100  $    --  $    --  $    409
1.00 - 1.99%.........        --       --       --       --       --        --
2.00 - 2.99%.........       359       --       --       --       --       359
3.00 - 3.99%.........        --       --       --       --       --        --
4.00 - 4.99%.........     1,091      961       60      416       23     2,551
5.00 - 5.99%.........    21,135   18,573   10,424    8,554   15,963    74,649
6.00 - 6.99%.........    13,138   63,747   13,017    6,468   35,821   132,191
7.00 - 7.99%.........        --      360       --       --    2,835     3,194
8.00 - 8.99%.........        10       --       --       --       --        10
                       --------  -------  -------  -------  -------  --------
     Total...........  $ 36,042  $83,641  $23,601  $15,438  $54,642  $213,363
                       ========  =======  =======  =======  =======  ========

     Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

                                             Year Ended March 31,
                                          --------------------------
                                          2001       2000       1999
                                          ----       ----       ----
                                               (In thousands)


Beginning balance....................  $382,986    $375,896   $350,971
Net deposits (withdrawals) before
  interest credited..................    (4,512)    (10,234)     8,170
Interest credited....................    19,169      17,324     16,755
Net increase in deposits.............    14,657       7,090     24,925
                                       --------    --------   --------
Ending balance.......................  $397,643    $382,986   $375,896
                                       ========    ========   ========

     Borrowings. Deposits are the primary source of funds for EverTrust Bank's lending and investment activities and for general business purposes. EverTrust Bank has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, EverTrust Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2001, the Bank maintained a committed credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate of 35% of total assets, or $205 million, of which $67.2 million was outstanding. In addition, EverTrust Bank has a $25 million unsecured Fed Funds line from a commercial bank at March 31, 2001, of which none was outstanding at March 31, 2001 and a $13 million repurchase agreement with a securities dealer.

     The following table sets forth information regarding FHLB advances by EverTrust Bank at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise. During the year ended March 31, 2001, borrowings increased primarily to fund loan growth.

                                           For the Year Ended March 31,
                                           ---------------------------
                                            2001       2000       1999
                                            ----       ----       ----
                                              (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end......................... $80,344    $34,423   $20,954

Approximate average borrowings
 outstanding.............................. $59,211    $19,417   $16,215

Approximate weighted average rate paid....    6.55%      6.13%     6.30%

                                                    At March 31,
                                            --------------------------
                                            2001        2000      1999
                                            ----        ----      ----
                                              (Dollars in thousands)

Balance outstanding at end of period...... $80,344    $34,423   $18,949

Weighted average rate paid................    6.31%      6.25%     6.19%


Subsidiary Activities

     Subsidiaries of the Company.  The Company owns three subsidiaries:
EverTrust Bank, I-Pro, Inc. and Mutual Bancshares Capital, Inc. The following is a discussion of the business of I-Pro, Inc. and Mutual Bancshares Capital, Inc.

     Business of I-Pro, Inc.
     -----------------------

     I-Pro was formed in April 1997 to provide check processing and deposit and loan account statement printing and mailing services to banking and nonbanking companies. I-Pro's objective is to provide these services for EverTrust Bank, and to other financial institutions who are seeking to provide a high level of service to their customers in response to requests for copies of checks, account statements and other similar records. I-Pro utilizes electronic imaging technology, versus a traditional paper-based processing and retrieval system, to deliver account research, check processing, and customized account statements to its clients and their customers. At March 31, 2001, the sole client of I-Pro was EverTrust Bank.

     Business of Mutual Bancshares Capital, Inc.
     -------------------------------------------

     Overview. Mutual Bancshares Capital, Inc. was formed in October 1998. Mutual Bancshares Capital, Inc. is a member of Bancshares Capital Management, LLC, which serves as General Partner to Bancshares Capital, L.P., an early stage venture fund providing equity to regionally based high technology and health related companies. Bancshares Capital, L.P. is licensed by the U.S. Small Business Administration as a small business investment company (SBIC). Bancshares Capital, L.P. manages a fund of $3.4 million, $2.3 million of which will be invested by Mutual Bancshares Capital, Inc. A number of directors and officers of Mutual Bancshares Capital, Inc. are also limited partners. A second fund is expected to be formed in the future.

     There are limitations on the amount the Company and EverTrust Bank may invest in SBIC activities. Federal regulations permit each bank to invest up to 5% of its capital and surplus in SBICs. The Company's investments in

SBICs may not exceed 5% of its proportionate interest in the capital and surplus of the bank having an investment in a SBIC, less the bank's investment in stock of SBICs. Also, the Company may not acquire control of 50% or more of the shares of any class of equity securities of an SBIC that have voting rights.

     Investment Strategy. Bancshares Capital, L.P. will provide equity to regionally based high technology companies in the seed, start-up and early stages of development. Bancshares Capital, L.P. will closely monitor and, if possible, add value to those investments, with successful ventures returning cash to the fund over an anticipated three to seven year time frame. It is anticipated that liquidity of the investment will result from acquisition of securities by a strategic partner, merger or acquisition of the subject investment, or by sale of the subject investment in the public markets following an initial public offering. It is anticipated that the investment in any single company will be in the range of $100,000 to $1.0 million and Bancshares Capital, L.P. may co-invest with other entrepreneurs or venture funds as needed or desired. Given the nature of venture capital investing, there can be no assurance that the stated investment strategy will be successful.

     Subsidiaries of EverTrust Bank. Sound Financial, Inc. is a wholly-owned subsidiary of EverTrust Bank. Sound Financial, Inc. has two principal activities: it owns the Arlington Branch and leases the facility back to EverTrust Bank; and through a turnkey contract with Invest Financial Services, it sells annuities, stocks, bonds and mutual funds. Sound Financial, Inc. currently operates with two full time registered investment representatives.

     The Bank formed a Washington chartered trust company, EverTrust Asset Management, in March 2001, which was capitalized on May 1, 2001. EverTrust Asset Management exercises personal trust powers, with the primary emphasis on investment management. In connection with the organization of EverTrust Asset Management, the Bank assembled a team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance.

Charitable Foundation

     The EverTrust Foundation also is a charitable organization which was established in 1999 in connection with the Conversion. The EverTrust Foundation was initially funded by the Company with cash and stock from the Conversion. On November 15, 2000 the Everett Mutual Foundation, a charitable organization established in 1990 and funded by EverTrust Bank and the Company, merged into the EverTrust Foundation. At March 31, 2001, The EverTrust Foundation had $9.3 million in assets. The assets, liabilities, income and expenses of the foundation are not included in the Consolidated Financial Statements contained herein as they are not part of the Company.

                            REGULATION

The Bank

     General. As a state-chartered, federally insured financial institution, EverTrust Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. EverTrust Bank is regularly examined by the FDIC and its state banking regulators and file periodic reports concerning its activities and financial condition with its regulators. EverTrust Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of EverTrust Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and EverTrust Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     State Regulation and Supervision. As a state-chartered savings bank, EverTrust Bank is subject to applicable provisions of Washington law and
regulations.   State law and regulations govern EverTrust Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal mutual savings banks have under federal laws and regulations. EverTrust Bank is subject to periodic examination and reporting requirements by and of its state banking regulators.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. EverTrust Bank's accounts are insured by the Bank Insurance Fund to the maximum extent
permitted by law.   As insurer of EverTrust Bank's deposits, the FDIC has
examination, supervisory and enforcement authority over EverTrust Bank.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, EverTrust Bank qualified for the lowest rate on its deposits for 2000.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2001, the annualized rate was 1.96 cents per $100 of insured deposits. Because the Bank is insured under the BIF fund, the FICO assessments have increased for 2000 as compared to prior years.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of EverTrust Bank.

     Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. Subject to a narrow exception, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2001, EverTrust Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that EverTrust Bank fails to meet any standard prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. EverTrust Bank calculated its leverage ratio to be 14.1% as of March 31, 2001.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. EverTrust Bank has calculated its total risk-based ratio to be 16.5% as of March 31, 2001, and
its Tier 1 risk-based capital ratio to be15.3%.   In evaluating the adequacy
of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     The table below sets forth EverTrust Bank's capital position relative to the FDIC capital requirements at March 31, 2001. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

                                                   At March 31, 2001
                                              ----------------------------
                                                       Percent of Adjusted
                                              Amount     Total Assets(1)
                                              ------     ---------------
                                          (In thousands)

Tier 1 (leverage) capital..................   $79,333         14.06%
Tier 1 (leverage) capital requirement......    22,570          4.00
                                              -------         -----
Excess.....................................   $56,763         10.06%
                                              =======         =====

Tier 1 risk adjusted capital...............   $79,333         15.26%
Tier 1 risk adjusted capital requirement...    20,795          4.00
                                              -------         -----
Excess.....................................   $58,538         11.26%
                                              =======         =====

Total risk-based capital...................   $85,843         16.51%
Total risk-based capital requirement.......    41,596          8.00
                                              -------         -----
Excess.....................................   $44,247          8.51%
                                              =======         =====

---------------
(1) For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $607.6 million for EverTrust Bank. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $603.8 million for EverTrust Bank.

     The Company believes that, under the current regulations, EverTrust Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of EverTrust Bank, such as a downturn in the economy in areas where EverTrust Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of EverTrust Bank to meet its capital requirements.

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

      Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, EverTrust Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2001, EverTrust Bank held stock in the FHLB of Seattle in the amount of $4.7 million and had advances totaling $66.6 million, which mature in 2001 through 2020 at interest rates ranging from 4.5%
to 7.4%.   See "Business -- Deposit Activities and Other Sources of Funds --
Borrowings."

      Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2001, EverTrust Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

      Affiliate Transactions. The Company, EverTrust Bank, I-Pro, Inc. and Mutual Bancshares Capital, Inc. are legal entities separate and distinct. Various legal limitations restrict EverTrust Bank from lending or otherwise supplying funds to the Company, which is an affiliate of its financial institution subsidiary. These restrictions generally limit such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to EverTrust Bank as those prevailing at the time for transactions with unaffiliated companies.

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

     Dividends. Dividends from EverTrust Bank constitute the major source of funds for dividends which are paid by the Company. The amount of dividends payable by EverTrust Bank to the Company will depend upon EverTrust Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.

     EverTrust Bank is subject to restrictions imposed by Federal law. Federal law provides that no insured depository institution may make any capital distribution, which would include a cash dividend, if, after making the distribution, the institution would be "undercapitalized," as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

The Company

     General. The Company is a financial holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company is required to file with the Federal Reserve quarterly reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     New Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB ct:

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

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for EverTrust Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of March 31, 2001, the Company's total risk based capital was 23.7% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 22.5% of risk-weighted assets.

                                  TAXATION

Federal Taxation

     General. The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly EverTrust Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to EverTrust Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as EverTrust Bank which met certain definitional tests primarily related to its assets and the nature of its business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at its taxable income. EverTrust Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on EverTrust Bank's actual loss experience, or a percentage equal to 8% of EverTrust Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to EverTrust Bank's loss experience, EverTrust Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year, which is the last taxable year beginning before January 1, 1988. EverTrust Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, EverTrust Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if EverTrust Bank is a "large" association, with assets in excess of $500 million, on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that EverTrust Bank makes "nondividend distributions" to The Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987, or a lesser amount if EverTrust Bank's loan portfolio decreased since December 31, 1987, and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in EverTrust Bank's taxable income. Nondividend distributions include distributions in excess of EverTrust Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of EverTrust Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from EverTrust Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if EverTrust Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate, exclusive of state and local taxes. See "Regulation -- The Banks -- Dividends" for limits on the payment of dividends by EverTrust Bank.
EverTrust Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code imposes a tax on alternative minimum taxable income at a rate of 20%. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carryovers. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which EverTrust Bank's adjusted current earnings exceeds its alternative minimum taxable income, which is determined without regard to this preference and prior to reduction for net operating losses.
For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income, with certain modification, over $2.0 million is imposed on corporations, including EverTrust Bank, whether or not an alternative minimum tax is paid.

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

Competition

     EverTrust Bank operates in an intensely competitive market for the attraction of deposits, which is its primary source of funds, and in the origination of loans. Historically, its most direct competition for deposits has come from credit unions, mutual funds and, to a lesser extent, community banks, large commercial banks and thrift institutions in its primary market area. Particularly in times of extremely low or extremely high interest rates, EverTrust Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions and insurance companies. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Personnel

     At March 31, 2001, the Company had five employees and EverTrust Bank had 135 employees. On that date, Sound Financial, Inc., I-Pro, Inc. and Mutual Bancshares Capital, Inc. had two, eight and three employees, respectively. The employees are not represented by a collective bargaining unit and all companies believe that the relationship with their employees is good.

Item 2.  Properties
-------------------

     At March 31, 2001 EverTrust and EverTrust Bank operate 12 full-service banking facilities, seven of which are owned and five of which are leased, and one loan production office which is leased. Management believes that the premises occupied by EverTrust and EverTrust Bank are well-located and suitably equipped to serve as financial services facilities. EverTrust Bank also operates ten proprietary automated teller machines that are part of a nationwide cash exchange network, all of which are located at certain offices
of EverTrust Bank.   EverTrust and EverTrust Bank also occupy administrative,
subsidiary and operational support facilities located in Everett, Bothell and Kent, Washington. The Bank also leases a facility in Seattle, Washington for its trust and wealth management operations. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information related to EverTrust and EverTrust Bank's properties and other fixed assets.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there have been various claims and lawsuits involving EverTrust Bank, such as claims to enforce liens, condemnation proceedings on properties in which EverTrust Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to EverTrust Bank's business. EverTrust Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of EverTrust Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The Company's common stock is traded on the Nasdaq National Market under the symbol "EVRT". As of March 31, 2001, there were 7,258,243 shares of common stock outstanding and approximately 2,154 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

    Dividend payments by the Company are dependent primarily on dividends received by the Company from EverTrust Bank. Under federal regulations, the dollar amount of dividends the Bank may pay is dependent upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the FDIC regulations. However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the Bank's mutual to stock conversion in 1999. Under Washington law, the Company is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if the Company's total liabilities would exceed its total assets.

     On January 23, 2001, the Company announced that its Board of Directors had authorized a third stock repurchase plan for the repurchase of up to 10% (approximately 768,324 shares) of the Company's outstanding common stock. At March 31, 2001, the Company had repurchased 425,000 shares of its common stock.

     The following table sets forth the market price range of the Company's common stock for the years ended March 31, 2001 and 2000. This information was provided by the Nasdaq Stock Market.

          Year                       High           Low        Dividends
          ----                       ----           ---       ---------

          2001  First Quarter      $10.750       $ 8.875          $.075
                Second Quarter      13.000        10.188          0.080
                Third Quarter       13.000        11.188          0.090
                Fourth Quarter      14.000        12.625          0.095

          2000  First Quarter          N/A           N/A            N/A
                Second Quarter         N/A           N/A            N/A
                Third Quarter       10.938         9.344            N/A
                Fourth Quarter       9.813         8.938           0.05

Item 6.  Selected Financial Data
--------------------------------

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

                                            At March 31,
                          ------------------------------------------------
                          2001        2000      1999       1998       1997
                          ----        ----      ----       ----       ----
                                           (In thousands)
FINANCIAL CONDITION DATA:

Total assets............$602,403   $555,212   $452,089   $421,305   $399,158
Investment securities...  71,661    108,054     75,432     59,694     52,809
Loans receivable, net... 483,117    416,116    315,327    311,951    293,134
Deposit accounts........ 397,643    382,986    375,896    350,971    329,770
Borrowings..............  80,344     34,423     18,949     15,503     20,057
Total equity............ 120,146    133,529     52,263     51,096     46,143

                                        Year Ended March 31,
                          ------------------------------------------------
                          2001        2000      1999       1998       1997
                          ----        ----      ----       ----       ----
                                           (In thousands)
OPERATING DATA:

Interest income......... $46,472    $38,434    $33,894    $33,462    $31,049
Interest expense........  23,048     18,832     17,837     17,899     17,010
                         -------    -------    -------    -------    -------
Net interest income.....  23,424     19,602     16,057     15,563     14,039
Provision for loan
  losses................   1,005        810        780        420        420
                         -------    -------    -------    -------    -------
Net interest income
  after provision for
  loan losses...........  22,419     18,792     15,277     15,143     13,619
Other operating income..   2,632      1,290      1,927      1,792      1,074
Other operating
  expenses..............  17,403     19,696     15,532     10,287      9,796
                         -------    -------    -------    -------    -------
Income before income
  taxes.................   7,648        386      1,672      6,648      4,897
Provision for income
  taxes.................   2,291       (186)       261      2,114      1,387
                         -------    -------    -------    -------    -------
Net income.............. $ 5,357    $   572    $ 1,411    $ 4,534    $ 3,510
                         =======    =======    =======    =======    =======

                                        Year Ended March 31,
                          ------------------------------------------------
                          2001        2000      1999       1998       1997
                          ----        ----      ----       ----       ----

OTHER DATA:

Number of:
  Loans outstanding.....   4,352      4,119      3,505      3,645      3,762
  Deposit accounts......  30,176     30,404     30,221     29,846     29,751
  Full service banking
    offices.............      12         12         12         11         11
  Cash dividends
   declared on Common
   Stock................   2,595        448         --         --         --

                                             At or For
                                         Year Ended March 31,
                          ------------------------------------------------
                          2001        2000      1999       1998       1997
                          ----        ----      ----       ----       ----
KEY FINANCIAL RATIOS:

Performance Ratios:
 Return on assets(1).....   0.93%      0.11%      0.33%      1.11%      0.91%
 Return on
   equity(2)(7)(8).......   4.20         NM       2.71       9.54       8.07
 Equity-to-assets
   ratio(3)..............  22.25      18.47      12.18      11.66      11.26
 Interest rate
   spread (4)............   2.96       3.08       3.20       3.27       3.12
 Net interest margin(5)..   4.17       3.97       3.83       3.89       3.70
 Average interest-
   earning assets to
   average interest-
   bearing liabilities... 129.33     123.32     114.75     113.85     113.00
 Other operating expenses
   as a percent of
   average total assets..   3.03       3.89       3.64       2.53       2.54
 Efficiency
   ratio (6)(7)(8).......  66.29         NM      66.74      58.64      64.07
 Dividend payout
   ratio (9).............  48.44      78.32         --         --         --

Capital Ratios:

 Leverage................  19.70      24.90      11.80      12.20      11.70
 Tier 1 risk-based.......  22.50      27.90      13.70      14.90      14.90
 Total risk-based........  23.70      29.20      14.90      16.10      16.20

Asset Quality Ratios:
  Nonaccrual and 90 days
   or more past due loans
   as a percent of total
   loans, net............   0.27       0.10       0.12       0.27       0.35
 Nonperforming assets
   as a percent of
   total assets..........   0.23       0.07       0.08       0.20       0.48
 Allowance for losses
   as a percent of gross
   loans receivable......   1.51       1.53       1.62       1.48       1.45
 Allowance for loan
   losses as a percent of
   nonperforming loans... 572.23    1593.12    1500.53     582.28     440.33
 Net charge-offs to
   average outstanding
   loans.................   0.01         --         --       0.01       0.03

-----------
(1) Net earnings divided by average total assets.
(2) Net earnings divided by average equity.
(3) Average equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5) Net interest income as a percentage of average interest-earning assets.
(6) Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7) Calculations are not meaningful for the year ended March 31, 2001 given the Company went public on September 30, 1999 and the one time charitable contribution expenses of $5.2 million made during the second quarter.
(8) The year ended March 31, 1999 includes a one time contribution expense of $3.2 million.
(9) Dividends paid as a percentage of net income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

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

Operating Strategy

     EverTrust is the successor to Mutual Bancshares, a mutual bank holding company, which converted to stock form on September 30, 1999. The Company replaced Mutual Bancshares as the holding company for EverTrust Bank, a Washington state chartered savings bank; I-Pro, Inc., a Washington corporation, which is an item processing company; and Mutual Bancshares Capital, Inc., a Washington corporation, which is a venture capital firm.

     EverTrust Bank's strategy is to operate as a community-based, retail oriented financial institution offering a wide variety of banking products, delivered and distinguished by providing a superior level of customized service to individuals. EverTrust Bank attracts retail deposits and generates real estate secured loans through its 12 full service banking offices and its one loan production office using targeted marketing, customer cross-selling, referrals and its longstanding reputation in its market area as a primary means of meeting this strategy. EverTrust Bank strives to serve a niche base of higher balance transaction account customers by offering tiered, interest-bearing products, versus a mass market strategy that seeks lower balance/no interest/high fee transaction accounts. In addition to offering one-to- four family real estate loans, The Bank focuses on construction and land development loans, as well as multi-family and commercial real estate loans. Since single family lending has become a commodity product, EverTrust Bank has sought to diversify its lending activities by emphasizing real estate construction, multi-family and commercial lending. This diversification has allowed for continued customization of its lending products in a highly competitive environment. To a lesser, but increasing extent, the Bank also originates consumer loans and intends to continue to build the consumer lending segment of its loan portfolio through a broadened product line with an emphasis on quality service. See Item 1, "Business -- Lending Activities."

     In connection with the merger of the Company's other bank subsidiary, Commercial Bank of Everett, with and into EverTrust Bank in December 2000, the Bank established a commercial banking group primarily focused on serving the needs of the Bank's business banking customers with a high level of customer service. The commercial banking group provides banking services directly at the customer's place of business, including lending and non-cash deposit activities, to the greatest extent possible. The Bank's commercial banking group does not directly compete with the Bank's retail customer focus.
Rather, the commercial banking group's focus and the Bank's retail oriented focus serve to complement each other through an organized referral network that provides the opportunity for increased business. The Bank's commercial banking group's business consists primarily of attracting non-cash deposits from business customers and, to a lesser extent, the general public, and using those funds to originate commercial loans to a wide variety of small businesses and professional service companies in the local market. As an accommodation to business customers and other contacts made during the normal course of business, the commercial banking group originates consumer loans, and refers one-to-four family residential loans, multi-family and commercial real estate loans to EverTrust Bank. See Item 1, "Lending Activities."

     The operating strategy of the Company's other minor subsidiaries, I-Pro, Inc. and Mutual Bancshares Capital, Inc. is to complement and enhance the efficiencies of EverTrust Bank through cross-marketing and referral opportunities and by producing additional sources of noninterest income that are not generally subject to the same cyclical influences of the banking business. I-Pro, Inc.'s operating strategy is to provide superior quality backroom check processing and electronic imaging services for banks, with the long-term objective of supplying this technology to non-financial businesses for similar applications. The company employs state of the art check and statement imaging technology and customized services to accomplish this objective. At March 31, 2001, I-Pro, Inc.'s sole client was EverTrust Bank. The operating strategy of Mutual Bancshares Capital, Inc. is to provide, through an organizational structure more fully explained in "Business of Mutual Bancshares Capital, Inc.," management services and limited partnership venture capital investments under licensing by the Small Business Administration as a Small Business Investment Company. These management and investment opportunities are expected to result in an additional source of non-interest income to the consolidated operations of the Company and provide for potential cross-selling opportunities with the other subsidiaries of the
Company as well.    See Item 1, "Business -- Subsidiary Activities -- Business
of I-Pro, Inc." and "-- Business of Mutual Bancshares Capital, Inc."

     The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to invest dividends received from EverTrust Bank into additional operating subsidiaries, which currently consist of I-Pro, Inc. and Mutual Bancshares Capital, Inc., in an effort to expand and diversify the consolidated operations of the Company across a variety of companies that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Conversion and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue and accelerate, although there are no specific acquisitions or new business formations planned at this time.

Comparison of Financial Condition at March 31, 2001 and March 31, 2000

     Total assets increased 8.5% from $555.2 million at March 31, 2000 to $602.4 million at March 31, 2001, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits and borrowings.

     Cash and cash equivalents increased 190.9% from $7.7 million at March 31, 2000 to $22.4 million at March 31, 2001, primarily as a result of an increase in Federal Reserve Bank balances, overnight Fed Funds and FHLB investments that are used to fund anticipated growth in the securities available for sale and loan portfolios.

     Securities available for sale decreased 51.6% from $96.0 million at March 31, 2000 to $63.3 million at March 31, 2001, as proceeds received were used to fund temporary growth in cash and cash equivalents, and loans. The growth in cash and cash equivalents is ultimately expected to be reinvested in a combination of high quality investments that can be pledged for use in future borrowings and in loans. Management intends to place most new investment purchases in the available for sale category which allows for active management of the securities portfolio to meet liquidity and asset/liability management needs. See Item 1, "Business -- Investment Activities."

     Loans receivable, net, including loans held-for-sale, increased 16.1% from $416.1 million at March 31, 2000 to $483.1 million at March 31, 2001, primarily as a result of multi-family construction and commercial real estate permanent loans which increased $69.1 million from March 31, 2000 to March 31, 2001. Business loans increased from $16.5 million at March 31, 2000 to $31.7 million at March 31, 2001, the result of increased market penetration and a growth to average loan amounts. Total loans, before deducting undisbursed loan proceeds, deferred loan fees, and reserves for loan losses, increased 17.4% from $475.6 million at March 31, 2000 to $558.3 million at March 31, 2001.

     Loans held for sale on the secondary market were approximately $794,000 at March 31, 2001. The Company had no loans held for sale on the secondary market at March 31, 2000.

     Premises and equipment, net, increased $465,000 from $9.1 million at March 31, 2000 to $9.5 million at March 31, 2001, as a result of equipment purchases largely related to EverTrust Bank's computer system conversion partially offset by depreciation expense. For the years ended March 31, 2000 and 2001, depreciation expense was $963,000 and $1.1 million, respectively. See Item 2, "Properties."

     Deposits increased 3.8% from $383.0 million at March 31, 2000 to $397.6 million at March 31, 2001, primarily as a result of interest credited back to accounts offset in part by withdrawals by customers.

     Borrowings increased 133.4% from $34.4 million at March 31, 2000 to $80.3 million at March 31, 2001, primarily to fund growth in the loan portfolio.
The Company will continue to use borrowings as needed to fund loan growth.
The type of borrowings, either short-term or long-term, will be based on the interest rate environment and liquidity considerations.

     Total capital decreased 11.2% from $133.5 million at March 31, 2000 to $120.1 million on March 21, 2001, primarily as a result of the repurchase of shares of the Company's common stock.

Comparison of Operating Results for the Years Ended March 31, 2001 and 2000

     Net Income. Net income increased from $572,000 for the year ended March 31, 2000 to $5.4 million for the year ended March 31, 2001. Net income for the year ended March 31, 2000 included $5.2 million of charitable contributions made by the Company to the EverTrust Foundation.

     The following table sets forth all significant nonrecurring items affecting net income for the periods reported:

                                                 Year Ended March 31,
                                              -------------------------
                                              2001      2000       1999
                                              ----      ----       ----
                                                (In thousands)

Net income as reported..................     $5,357    $   572    $ 1,411
Nonrecurring items (net of tax):
  Charitable contributions
    to foundations......................         --      3,432      1,980
  Termination of defined benefit plan...         --       (348)        --
                                             ------    -------    -------
Net income -- core......................     $5,357    $ 3,656    $ 3,391
                                             ======    =======    =======

     Net Interest Income. Net interest income increased $3.6 million from $18.8 million for the year ended March 31, 2000 to $22.4 million for the year ended March 31, 2001. The change is due primarily to higher average balances of interest-earning assets.

     Interest income increased $8.1 million from $38.4 million for the year ended March 31, 2000 to $46.5 million for the same period in 2001. During this same period, the average balance of interest-earning assets increased from $494.1 million for the twelve months ended March 30, 2000 to $562.1 million for the year ended March 31, 2001 resulting in increased income of $6.3 million. The yield on interest-earning assets increased from 7.78% for the year ended March 31, 2000 to 8.27% for the same period in 2001 increasing income $1.8 million. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by a decrease in investment securities and increased borrowings. The increase in yields is due primarily to interest rate increases from period to period and a shift in assets from short-term cash and cash equivalents to higher yielding loans and investment securities

     Interest expense increased $4.2 million from $18.8 million for the year ended March 31, 2000 to $23.0 million for the same period in 2001. The average balance of interest-bearing liabilities increased $34.0 million from $400.6 million for the year ended March 31, 2000 to $434.6 million for the same period in 2001. This increase resulted in higher interest expense from period to period of $2.5 million. Interest expense increased an additional $1.5 million due to an increase in the yield on interest-bearing liabilities from 4.70% for the year ended March 31, 2000 to 5.30% for the same period in 2001. The increased yield is due primarily to a change in the composition of interest-bearing liabilities. The average balance of borrowings comprised 13.5% of interest-bearing liabilities for the year ended March 31, 2001 compared to 4.8% for the same period in 2000.

     Provision for Loan Losses. During the year ended March 31, 2001, the provision for loan losses was $1.0 million, compared to $810,000 for the same period in 2000, an increase of $195,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family loans, business loans and credit card loans during the period. Net loan charge-offs for the year ended March 31, 2001 totaled $50,000 compared to $2,000, net of recoveries, for the same period in 2000, primarily the result of net losses in business and credit card loans.

     The allowance for loan losses was $7.4 million, or 1.51% of total loans at March 31, 2001, compared to $6.4 million, or 1.53% of total loans at March 31, 2000.

     Non-Interest Income. Non-interest income increased $1.3 million from $1.3 million for the year ended March 31, 2000 to $2.6 million for the same period in 2001. The change is due primarily to gains on the sale of mortgage loans. For the year ended March 31, 2000, the Company recognized a loss of $407,000 on loan sales compared to gain of $431,000 for the same period in 2001.

     Non-interest Expense. Non-interest expense decreased $2.3 million from $19.7 million for the year ended March 31, 2000 to $17.4 million for the same period in 2000. The decrease was due primarily to a one-time charitable contribution to the EverTrust Foundation of $5.2 million during the year ended March 31, 2000. This was partially offset by the $364,000 write down of an investment made through Mutual Bancshares Capital and higher compensation costs. Salary and employee benefits increased $2.7 million from $6.7 million for the year ended March 31, 2000 to $9.4 million for the year ended March 31, 2001. Compensation expense increased as the result of the recognition of $1.3 million in costs associated with the MRP and increased staffing levels to support the Company's growth. The Company also incurred $396,000 in ESOP expense during the current period. During the same period last year, there were no ESOP costs as the plan was not yet in place. Occupancy and equipment costs decreased approximately $735,000 from $3.4 million for the year ended March 31, 2000 to $2.6 million for same period in 2001. The decrease is primarily the result of large expenditures in 2000 associated with the renovation of many of the Bank's full service offices. This decrease was partially offset by increases in information processing costs of approximately $221,000 from approximately $741,000 for the year ended March 31, 2000 to approximately $962,000 for the year ended March 31,

2001. The increase in information processing costs was primarily the result of expenses associated with the Bank's conversion to a new software platform.

     Provision for Income Taxes. Federal income taxes increased from a benefit of $186,000 for the year ended March 31, 2000 to an expense of $2.3 million for the same period in 2001. The change is due to increased taxable earnings.

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

     Total interest income increased 13.3% from $33.9 million for the year ended March 31, 1999 to $38.4 million for the year ended March 31, 2000 primarily as a result of an increase in the average balance of loans receivable, net, investment securities, and cash and cash equivalents. The increases in the average balances more than offset a decline in the average yield. The average balances of loans receivable, net, increased $40.9 million from $334.9 million for the year ended March 31, 1999 to $375.8 million for the same period in 2000 as a result of increased loan originations of multifamily and commercial real estate loans. The average yield on loans declined from 8.62% for the year ended March 31, 1999 to 8.37% for the year ended March 31, 2000 primarily as a result of the origination of adjustable rate mortgages which usually start at a lower rates than fixed rate mortgage loans. The lower yield is also effected by prior year's refinancing activity which lowered rates on many loans which are held in the Bank's portfolio. Interest and dividends earned on investment securities increased from $5.0 million for the year ended March 31, 1999 to $7.0 million for the same period in 2000 as average balances increased from $67.8 million for the year ended March 31, 1999 to $94.7 million for the year ended March 31, 2000 as a result of investing funds received in connection with the sale of the Company's common stock. Increases in the average balances of cash and cash equivalent from $12.9 million for the year ended March 31, 1999 to $19.5 million for the year ended March 31, 2000 were due primarily to higher cash balances maintained during the subscription period prior to the closing of the initial public offering.

     Total net interest expense increased 5.6% from $17.8 million for the year ended March 31, 1999 to $18.8 million for the year ended March 31, 2000 as a result of an increase in the average balance of deposits and borrowings. The average balance of total deposits increased $32.0 million from $349.2 million for the year ended March 31, 1999 to $381.2 million for the same period in 2000, however, the weighted average cost of deposits decreased 19 basis points due to shorter maturity periods on the certificate of deposits which in turn lowered their overall cost. Interest expense on FHLB advances and other borrowings increased $170,000 from $1.0 million for the year ended March 31, 1999 to $1.2 million for the year ended March 31, 2000 primarily as a result of increased average balances.

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

     The provision for loan losses was $810,000 for the year ended March 31, 2000 compared to $780,000 for the year ended March 31, 1999. This resulted from management's ongoing consistent application of its formula analysis methodology which measures changes in loan portfolio composition by collateral categories, including loan commitments and classified loans. The formula analysis is supplemented by management's ongoing assessment of overall credit quality of the portfolio, including loan delinquencies and peer group analysis, adjusted for current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to provide additions to the allowance based on judgement different from that of management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Bank's control. The allowance for loan losses was $6.5 million, or 1.53% of total loans at March 31, 2000, compared to $5.7 million, or 1.62% of total loans at March 31, 1999.

     Non-interest Income. Total non-interest income decreased 31.6% from $1.9 million for the year ended March 31, 1999 to $1.3 million for the year ended March 31, 2000. The decrease resulted primarily from $623,000 in losses incurred on the sale of $33.9 million in one-to-four family mortgage loans.

     Non-interest Expense. Total non-interest expense increased 27.1% from $15.5 million for the year ended March 31, 1999 to $19.7 million for the ended March 31, 2000 primarily as a result of $5.2 million of charitable contributions to the EverTrust Foundation, as compared to $3.4 million during fiscal year 1999. Management expects that the $5.2 million contribution will be fully tax deductible for income tax purposes under Internal Revenue Service provisions allowing corporations to carry over to the five succeeding tax years contributions that exceed 10% of taxable income limitation. As a result, a deferred tax asset of $2.5 million relating to current and prior year charitable contributions carry over is included in other assets in the financial statements at March 31, 2000. Also contributing to the increase in non-interest expense were increases in salaries and employee benefits, occupancy and equipment expense, and professional services costs. Salaries and employee benefits increased from $5.4 million for the year ended March 31, 1999 to $6.7 million for the year ended March 31, 2000 as a result of increased staffing levels and general salary increases. Increased staffing levels reflect the Company's continued process of building the infrastructure for future growth. Also during this period, as part of EverTrust's conversion from mutual to stock form, the Company terminated its defined pension plan, which resulted in the reversal of accrued benefit costs of $547,000. This was partially offset by compensation expense of $329,000 related to the new ESOP. The ESOP expense will be ongoing for the next four years and result in additional compensation expense (dependent on the average price of common stock throughout each period) each quarter. Occupancy and equipment expense increased from $3.1 million for the year ended March 31, 1999 to $3.4 million for the same period in 2000 as a result of a company wide computer upgrade resulting in additional costs of $347,000. It is the Company's policy to expense all computer equipment (with the exception of servers) when purchased. Other non-interest expense increased $900,000 from $2.8 million for the year ended March 31, 1999 to $3.7 million for the same period in 2000 primarily as the result of professional services costs incurred related to the Company's upcoming computer conversion which was completed during the third quarter of the fiscal year ending March 31, 2001 and transition from a private to public company.

     Provision for Income Taxes. The provision for income taxes decreased from $261,000 for the year ended March 31, 1999 to a tax benefit of $186,000 for the year ended March 31, 2000. The change in the effective tax rate was primarily the result of the effect of tax-exempt interest and federal low income housing tax credits. For the year ended March 31, 1999, tax-exempt interest and federal low income housing tax credits lowered the effective tax rate 770 basis points and 1,290 basis points, respectively. For the year ended March 31, 2000, these same items lowered the effective tax rate 3,030 basis points and 5,600 basis points, respectively.

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

Average Balances, Interest and Average Yields/Cost

     The earnings of EverTrust Bank depend largely on the spread between the yield on interest-earning assets, which consist primarily of loans and investments, and the cost of interest-bearing liabilities, which consist primarily of deposit accounts and borrowings, as well as the relative size of EverTrust Bank's interest-earning assets and interest-bearing liabilities.

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


                                                            Year Ended March 31,
                                ---------------------------------------------------------------------------
                                          2001                      2000                      1999
                                -----------------------   -----------------------   -----------------------
                                        Interest                  Interest                  Interest
                                Average    and    Yield/  Average    and    Yield/  Average    and    Yield/
                                Balance Dividends Cost    Balance Dividends Cost    Balance Dividends Cost
                                ------- --------- ----    ------- --------- ----    ------- --------- ----
                                                (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net (1)..  $461,957  $40,173  8.70%  $375,804  $31,464  8.37%  $334,896  $28,852  8.62%
  Investment securities......    91,572    5,718  6.24     94,651    5,674  5.99     67,771    4,058  5.99
  Federal Home Loan Bank
   stock.....................     4,451      290  6.52      4,105      290  7.06      3,787      291  7.68
  Cash and cash equivalents..     4,133      291  7.04     19,513    1,006  5.26     12,892      693  5.38
                               --------  -------  ----   --------  -------  ----   --------  -------  ----
    Total interest-earning
     assets..................   562,113   46,472  8.27    494,073   38,434  7.78    419,346   33,894  8.08
                                         -------  ----             -------  ----             -------  ----

Noninterest-earning assets...    11,732                    12,593                     7,580
                               --------                  --------                  --------
    Total average assets.....  $573,845                  $506,666                  $426,926
                               ========                  ========                  ========
Interest-bearing liabilities:
  Savings accounts...........  $ 10,107      288  2.85   $ 17,445      483  2.77   $ 11,454      316  2.76
  NOW accounts...............    35,845      907  2.53     34,942      907  2.60     32,227      845  2.62
  Money market deposit
   accounts..................   120,942    5,391  4.46    135,503    5,737  4.23    123,469    5,354  4.34
  Certificates of deposit....   209,173   12,583  6.02    193,342   10,514  5.44    182,016   10,301  5.66
                               --------  -------  ----   --------  -------  ----   --------  -------  ----
    Total deposits...........   376,067   19,169  5.10    381,232   17,641  4.63    349,216   16,816  4.82
  Borrowings.................    58,556    3,879  6.62     19,417    1,191  6.13     16,215    1,021  6.30
                               --------  -------  ----   --------  -------  ----   --------  -------  ----
    Total interest-bearing
     liabilities.............   434,623   23,048  5.30    400,649   18,832  4.70    365,431   17,837  4.88
                                         -------  ----             -------  ----             -------  ----
  Noninterest-bearing
   liabilities...............    11,567                    12,412                     9,449
                               --------                  --------                  --------
    Total average
     liabilities.............   446,190                   413,061                   374,880

Average equity...............   127,655                    93,605                    52,046
                               --------                  --------                  --------
    Total liabilities and
     equity..................  $573,845                  $506,666                  $426,926
                               ========                  ========                  ========

Net interest income..........            $23,424                   $19,602                   $16,057
                                         =======                   =======                   =======
Interest rate spread.........                     2.96%                     3.08%                     3.20%
                                                  ====                      ====                      ====
Net interest margin..........                     4.17%                     3.97%                     3.83%
                                                  ====                      ====                      ====
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities................             129.33%                   123.32%                   114.75%
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

                         Year Ended March 31,        Year Ended March 31,
                         2001 Compared to Year       2000 Compared to Year
                        Ended March 31, 2000          Ended March 31, 1999
                        Increase (Decrease)           Increase (Decrease)
                               Due to                         Due to
                     ---------------------------  --------------------------
                                   Rate/                        Rate/
                     Rate  Volume  Volume  Total  Rate  Volume  Volume Total
                     ----  ------  ------  -----  ----  ------  ------ -----
                                          (In thousands)

Interest-earning
assets:
 Loans
  receivable,
  net (1)..........$1,217  $7,213  $279  $7,492  $(813) $3,524 $ (99) $2,612
 Investment
  securities.......   236    (186)   (8)   (194)     5   1,609     2   1,616
 Federal Home Loan
  Bank stock.......   (23)     24    (2)     22    (23)     24    (2)     (1)
 Interest-bearing
  deposits.........   368    (793) (290) (1,083)   (28)    356   (15)    313
                   ------  ------  ----  ------  -----  ------ -----  ------
   Total net change
   in income on
   interest-earning
   assets..........$1,798  $6,258 $ (21)  6,237  $(859) $5,513 $(114)  4,540
                   ======  ======  ====  ------  =====  ====== =====  ------

Interest-bearing
liabilities:
 Savings accounts..$   14  $ (203)$  (6)   (209) $   1  $  165 $   1     167
 NOW accounts......   (23)     23    (1)     22     (7)     70    (1)     62
 Money market
  deposit accounts.   303    (616)  (33)   (649)  (127)    522   (12)    383
 Certificates of
  deposit.......... 1,117     861    91     952   (403)    641   (25)    213
                   ------  ------  ----  ------  -----  ------ -----  ------
   Total average
    deposits....... 1,411      65    51     116   (536)  1,398   (37)    825
Borrowings.........    95   2,400   192   2,592    (26)    201    (5)    170
                   ------  ------  ----  ------  -----  ------ -----  ------
   Total net change
    in expense on
    interest-bearing
    liabilities....$1,506  $2,465  $242   2,708  $(562) $1,599 $ (42)    995
                   ======  ======  ====  ------  =====  ====== =====  ------
Net change in net
 interest income...                      $3,529                       $3,545
                                         ======                       ======
------------
(1) Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.

Yields Earned and Rates Paid

     The following table sets forth, on a consolidated basis, for the periods and at the date indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

                                                            For the Year
                                                           Ended March 31,
                                         At March 31,  ---------------------
                                            2001       2001    2000     1999
                                            ----       ----    ----     ----
Weighted average yield on
  Loans receivable, net (1).............    8.10%      8.70%   8.37%    8.62%
  Investment securities.................    7.98       6.24    5.99     5.99
  Federal Home Loan Bank stock..........    6.23       6.52    7.06     7.68
  Cash and cash equivalents.............    1.94       7.04    5.26     5.38
     Total interest-earning assets......    7.91       8.27    7.78     8.08

Weighted average rate paid on:
  Savings accounts......................    2.76       2.85    2.77     2.76
  NOW accounts..........................    2.23       2.53    2.60     2.62
  Money market deposit accounts.........    4.33       4.46    4.23     4.34
  Certificates of deposit...............    6.07       6.02    5.44     5.66
     Total average deposits.............    4.90       5.10    4.63     4.82
  Federal Home Loan Bank advances ......    4.83       6.62    6.13     6.30
     Total interest-bearing liabilities.    4.92       5.30    4.70     4.88

Interest rate spread (spread between
  weighted average rate on all
  interest-earning assets and all
  interest-bearing liabilities).........    3.00       2.96    3.08     3.20

Net interest margin (net interest
  income (expense) as a percentage
  of average interest-earning assets)...    3.99       4.17    3.97     3.83
----------
(1) Weighted average rate earned on loans does not include earnings from deferred loan fees at March 31, 2001. Earnings from the amortization of loan fees was included in the weighted average rate calculations for the years ended March 31, 2001, 2000 and 1999.

Asset and Liability Management and Market Risk

     Risks When Interest Rates Change. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes loan service fees, service charges and fees on accounts and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and information processing expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The following table sets forth at March 31, 2001, the estimated percentage change in EverTrust Bank's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

                                                 Estimated Change in
                                      ---------------------------------------
   Change (In Basis Points ("bp"))    Net Interest Income   Economic Value of
      in Interest Rates (1)           (next four quarters)  Portfolio Equity
   -------------------------------    --------------------  ----------------

             400  bp                          4.7%                (26.5)%
             300                              3.2                 (21.9)
             200                              1.5                 (16.7)
             100                             (0.4)                (11.2)
               0                               --                    --
            (100)                             1.2                  11.4
            (200)                             1.2                  18.2
            (300)                            (0.4)                 20.3
            (400)                            (3.1)                 19.6
-------------
(1) Assumes an instantaneous uniform change in interest rates at all maturities.

     The assumptions used by management to evaluate the vulnerability of EverTrust Bank's income and capital to changes in interest rates in the preceding table are described below. Although management believes these assumptions are reasonable, the interest rate sensitivity of EverTrust Bank's assets and liabilities and the estimated effects of changes in interest rates on EverTrust Bank's (and hence the Company's) net interest income and market value of portfolio equity indicated in the preceding table could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturity horizons will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table.

     The assumptions used by management were based upon proprietary data and are reflective of historical results or current market conditions. These assumptions relate to interest rates, prepayments, and the market value of certain assets under the various interest rate scenarios.

     Prepayments for mortgage loans and consumer loans were based on management's evaluation of its current loan portfolio. Prepayments are assumed to increase when market rates decline and decrease as market rates increase. EverTrust Bank's loans are the only assets or liabilities which management assumed possess optionality for the purpose of determining market value changes.

     Management assumed the non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base, competitive factors and historical review of EverTrust Bank's deposit mix.

     The net interest income and net market value table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net value is calculated based upon the present value of discounted cash flows. The net interest income table is based upon a cash flow simulation of EverTrust Bank's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that EverTrust Bank's assets and liabilities would perform as set forth above. Also, changes in market rates in the designated amounts accompanied by a change in the shape of the yield curve would cause changes to the net market value and net interest income other than those indicated above.

     How the Company Manages Its Risk of Interest Rate Changes. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at March 31, 2001. Furthermore, the Company has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Loan Maturity and Repricing," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Deposit Accounts -- Time Deposits by Maturities."

     The Company has sought to reduce the exposure of its earnings to changes in market interest rates by emphasizing the origination of loans with interest rates that adjust periodically with changes in market interest rates. The Company also buys FHLB borrowings with terms that match the terms of its loan portfolio to manage exposure to interest rates. The Company relies on retail deposits as its primary source of funds, supplemented by FHLB borrowings. Other approved funding sources include brokered deposits and repurchase agreements.

     The only hedging activity currently authorized by the Board of EverTrust Bank is related to the hedging of loans originated for resale to the secondary market. EverTrust Bank's hedging policy permits the forward sale of loans and investments with a high correlation factor to the asset being hedged. EverTrust Bank does not currently have any open hedges as secondary market loan sale activity has been limited. However, EverTrust Bank may use hedges in the future if loan sale activity accelerates.

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

     The primary investing activity of the Company is the origination of one-to- four family loans and commercial and multi-family mortgage loans. During the years ended March 31, 2000 and 2001, the Company originated $187.3 million and $166.2 million of these loans, respectively.

     A secondary, but increasing activity of the Company is the origination of business loans. During the years ended March 31, 2000 and 2001, the Company originated $11.8 million and $33.4 million of these loans, respectively. Other investing activities during these periods include the purchase of investment securities to provide liquidity and yield. These activities were funded primarily by principal repayments on loans and deposits.

     In addition, another investing activity of the Company has been the repurchase of stock. For information regarding the Company's repurchase of it outstanding common stock, see "Regulation -- the Company -- Stock
Repurchases."

     EverTrust Bank must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The sources of funds include deposits and principal and interest payments from loans and investments and FHLB of Seattle advances. During fiscal years 2000 and 2001, EverTrust Bank used these sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At March 31, 2001, EverTrust Bank had loan commitments, excluding loans in process, of $13.8 million.

     At March 31, 2001, the Company had $598,000 of unrealized gain on securities classified as available for sale, which amount represented 1.0% of the amortized cost basis, or $62.7 million, of the related securities. Movements in market interest rates will affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

     At March 31, 2001, certificates of deposit amounted to $213.4 million, or 53.7%, of the Bank's total deposits, including $140.7 million which were scheduled to mature by March 31, 2002. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB of Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Impact of Accounting Pronouncements and Regulatory Policies

     Accounting For Derivative Instruments And Hedging Activities. Statement of Financial Accounting Standards No. 133 ("SFAS"), "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have a material impact on its financial position of the Company.

     Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements


                                                                       Page
                                                                        ----

Independent Auditors Report.........................................     54
Consolidated Statements of Financial Condition as of
   March 31, 2001 and 2000..........................................     55
Consolidated Statements of Operations For the Years Ended
   March 31, 2001, 2000 and 1999....................................     56
Consolidated Statements of Comprehensive Income For the
   Years Ended March 31, 2001, 2000 and 1999........................     58
Consolidated Statements of Equity For the
   Years Ended March 31, 2001, 2000 and 1999........................     59
Consolidated Statements of Cash Flows For the Years Ended
   March 31, 2001, 2000 and 1999....................................     60

Notes to Consolidated Financial Statements..........................     62

                       [Letterhead of Deloitte & Touche]

INDEPENDENT AUDITORS' REPORT

Board of Directors
EverTrust Financial Group, Inc.
Everett, Washington

We have audited the accompanying consolidated statements of financial condition of EverTrust Financial Group, Inc. and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche

April 27, 2001

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  (in thousands, except share amounts)
MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------

ASSETS                                                  2001        2000
------                                                  ----        ----
ASSETS:
  Cash and cash equivalents, including interest-
    bearing deposits of $14,993 and $1,790          $  22,383   $    7,652
  Securities available for sale, amortized
    cost of $62,701 and $97,710                        63,299       95,988
  Securities held to maturity, fair value of
    $8,613 and $12,136                                  8,362       12,066
  Federal Home Loan Bank stock, at cost                 4,652        4,288
  Loans receivable, net                               483,117      416,116
  Loans held for sale, fair value of $800 and $-0-        794
  Accrued interest receivable                           3,847        3,653
  Premises and equipment, net                           9,542        9,077
  Prepaid expenses and other assets                     6,407        6,372
                                                   ----------   ----------
TOTAL                                              $  602,403   $  555,212
                                                   ==========   ==========
LIABILITIES AND EQUITY
----------------------

LIABILITIES:
  Deposit accounts                                 $  397,643   $  382,986
  Federal Home Loan Bank advances and
    other borrowings                                   80,344       34,423
  Accounts payable and other liabilities                4,270        4,274
                                                   ----------   ----------
          Total liabilities                           482,257      421,683

COMMITMENTS AND CONTINGENCIES

EQUITY:
  Common stock, no par value - Authorized,
    49,000,000 shares; outstanding, 7,258,243
    and 8,536,937 shares                               68,940       83,978
  Employee Stock Ownership Plan (ESOP) debt            (1,188)      (1,584)
  Retained earnings                                    55,033       52,271
  Shares held in trust for stock-related
    compensation plans                                 (3,034)
  Accumulated other comprehensive income (loss)           395       (1,136)
                                                   ----------   ----------
          Total equity                                120,146      133,529
                                                   ----------   ----------
TOTAL                                              $  602,403   $  555,212
                                                   ==========   ==========

See notes to consolidated financial statements                            55

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts) YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------

                                           2001         2000         1999
                                           ----         ----         ----

INTEREST INCOME:
  Loans receivable                      $   40,173   $  31,464    $  28,852
  Investment securities:
    Taxable interest income                  5,279       5,994        4,204
    Tax-exempt interest income                 381         402          376
    Dividend income                            639         574          462
                                        ----------   ---------    ---------
      Total investment securities
        income                               6,299       6,970        5,042
                                        ----------   ---------    ---------

      Total interest income                 46,472      38,434       33,894

INTEREST EXPENSE:
  Deposit accounts                          19,169      17,641       16,816
  Federal Home Loan Bank advances
    and other borrowings                     3,879       1,191        1,021
                                        ----------   ---------    ---------
      Total interest expense                23,048      18,832       17,837
                                        ----------   ---------    ---------
      Net interest income before
        provision of loan losses            23,424      19,602       16,057

PROVISION FOR LOAN LOSSES                    1,005         810          780
                                        ----------   ---------    ---------

      Net interest income after
        provision for loan losses           22,419      18,792       15,277

NONINTEREST INCOME:
  Loan service fees                            742         636          781
  Gain (loss) on sale of securities
    and loans                                  431        (407)         313
  Other, net                                 1,459       1,061          833
                                        ----------   ---------    ---------

      Total noninterest income               2,632       1,290        1,927

NONINTEREST EXPENSES:
  Salaries and employee benefits             9,391       6,666        5,442
  Occupancy and equipment                    2,618       3,353        3,134
  Charitable contributions                               5,201        3,426
  Information processing costs                 962         741          777
  Other, net                                 4,432       3,735        2,753
                                         ----------   ---------    ---------
      Total noninterest expenses            17,403      19,696       15,532
                                         ----------   ---------    ---------

BALANCE, earnings before federal income
  taxes, carried forward                     7,648         386        1,672

See notes to consolidated financial statements                            56

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts) (continued)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------


                                           2001         2000         1999
                                           ----         ----         ----

BALANCE, earnings before federal income
  taxes, brought forward                $    7,648   $     386    $   1,672

FEDERAL INCOME TAXES:
  Current                                    2,502       1,914        1,944
  Deferred                                    (211)     (2,100)      (1,683)
                                        ----------   ---------    ---------
         Total federal income taxes          2,291        (186)         261
                                        ----------   ---------    ---------
NET INCOME                              $    5,357   $     572    $   1,411
                                        ==========   =========    =========

NET INCOME PER COMMON SHARE - BASIC     $     0.70          nm (1)      n/a
                                        ==========

NET INCOME PER COMMON SHARE - DILUTED   $     0.70          nm (1)      n/a
                                        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  - BASIC                                7,614,167          nm (1)      n/a
                                        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  - DILUTED                              7,666,870          nm (1)      n/a
                                        ==========


(1) Earnings-per-share calculations are not meaningful as the Company converted from a mutual to a public company on September 30, 1999.


See notes to consolidated financial statements                            57

EVERTRUST FINANCIAL GROUP, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------

                                           2001         2000         1999
                                           ----         ----         ----

NET INCOME                               $ 5,357      $   572      $ 1,411

OTHER COMPREHENSIVE INCOME (LOSS),
  net of income taxes
    Gross unrealized gain (loss) on
    securities:
      Unrealized holding gain (loss)
        during the period, net of
        deferred income tax expense
        (benefit) of $809, $(571),
        and $(54)                          1,556       (1,108)        (104)
      Less adjustment of gains included
        in net income, net of income
        tax benefit of $(13), $(74),
        and $(72)                            (25)        (144)        (140)
                                         -------      -------      -------
          Other comprehensive income
            (loss)                         1,531       (1,252)        (244)
                                         -------      -------      -------
COMPREHENSIVE INCOME (LOSS)              $ 6,888      $  (680)     $ 1,167
                                         =======      =======      =======


See notes to consolidated financial statements.                          58


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (in thousands, except share amounts)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------------------------------------
                                                                      Shares held
                                                                      in trust for    Accumulated
                            Common stock (1)                          stock-related      other
                          ------------------- Debt related  Retained  compensation   comprehensive
                          Shares       Amount    to ESOP    earnings      plans      income (loss)   Total
                          ------       ------    -------    --------      -----      -------------   -----

BALANCE, April 1, 1998       --       $         $     --    $ 50,736     $    --      $    360    $  51,096
  Net income                                                   1,411                                  1,411
  Other comprehensive
   loss, net of income
   taxes                                                                                  (244)        (244)
                                                            --------                  --------    ---------

BALANCE, March 31, 1999                                       52,147                       116       52,263
  Common stock issued   8,986,250       88,213                                                       88,213
  Common stock
    repurchased          (449,313)      (4,167)                                                      (4,167)
  Loan to ESOP                                    (1,980)                                            (1,980)
  Repayment of ESOP debt                             396                                                396
  ESOP activity - Change
   in value of shares
   committed to be
   released                                (68)                                                         (68)
  Net income                                                     572                                    572
  Dividends paid                                                (448)                                  (448)
  Other comprehensive
    loss, net of
    income taxes                                                                        (1,252)      (1,252)
                        ---------     --------  --------    --------                  --------    ---------

BALANCE, March 31,
2000                    8,536,937       83,978    (1,584)     52,271                    (1,136)     133,529
  Common stock
    repurchased        (1,638,144)     (19,406)                                                     (19,406)
  Repayment of
    ESOP debt                                        396                                                396
  ESOP activity -
    Change in
    value of shares
    committed to be
    released                                33                                                           33
  Restricted stock
    issued to
    Management
    Recognition
    Plan (MRP)            359,450        4,335                            (4,335)
  Amortization of
    compensation
    related to MRP                                                         1,301                      1,301
  Net income                                                   5,357                                  5,357
  Dividends paid                                              (2,595)                                (2,595)
  Other comprehensive
    income, net of
    income taxes                                                                         1,531        1,531
                        ---------     --------  --------    --------    --------      --------    ---------
BALANCE, March 31,
2001                    7,258,243     $ 68,940  $ (1,188)   $ 55,033    $ (3,034)     $    395    $ 120,146
                        =========     ========  ========    ========    ========      ========    =========

(1) Stock offering completed on September 30, 1999.



See notes to consolidated financial statements.
                                           59

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------

                                              2001       2000        1999
                                              ----       ----        ----

OPERATING ACTIVITIES:
  Net income                               $   5,357  $     572   $   1,411
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
     Depreciation and amortization of
       premises and equipment                  1,116        963       1,474
     Dividends on Federal Home Loan Bank
       stock and accretion of investment
       security discounts                       (505)      (450)       (457)
     Gain on sale of premises and equipment
       and real estate owned                                (16)         (7)
     Loss on permanent impairment of
       investment security                       214
     Amortization of investment security
       premiums                                  172        301         244
     Loss on limited partnership                 108        107         125
     Provision for losses on loans             1,005        810         780
     Amortization of deferred loan fees
       and costs                              (1,290)    (1,412)     (1,184)
     Loan fees deferred                        1,672      1,666       1,145
     Proceeds from sale of loans              24,501     33,895       3,958
     Loans originated for sale               (24,529)    (9,142)    (34,485)
     Deferred taxes                             (211)    (2,100)     (1,683)
     Stock contributed to charitable
       foundation                                         3,900
     Amortization of compensation related
       to MRP                                  1,301
     Cash provided (used) by changes in
       operating assets and liabilities:
         Accrued interest receivable            (194)      (476)       (147)
         Prepaid expenses and other assets       580       (528)       (283)
         Accounts payable and other
           liabilities                            (4)      (707)      1,255
                                           ---------  ---------   ---------
  Net cash provided (used) by operating
    activities                                 9,293     27,383     (27,854)

INVESTING ACTIVITIES:
  Proceeds from maturities of securities
    available for sale                        34,477     67,876      19,952
  Proceeds from maturities of securities
    held to maturity                           3,723      1,843       7,106
  Proceeds from sale of securities available
    for sale                                  11,184      2,502       3,561
  Purchases of securities available for sale (10,841)  (106,882)    (46,647)
  Purchases of securities held to maturity                             (157)
  Purchases of Federal Home Loan Bank stock      (75)        (4)        (44)
  Loan principal payments                    123,545     92,780     113,624
  Loans originated or acquired              (192,784)  (189,745)   (103,275)
  Proceeds from sales of reacquired
    assets and real estate owned                                        130
  Investment in real estate owned                                        (9)
  Investment in limited partnership             (277)      (809)
  Net additions to premises and equipment     (2,520)    (1,132)       (664)
                                           ---------  ---------   ---------
  Net cash used by investing activities      (33,568)  (133,571)     (6,423)
                                           ---------  ---------   ---------
BALANCE, carried forward                     (24,275)  (106,188)    (34,277)


See notes to consolidated financial statements                           60

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (continued)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------

                                              2001       2000        1999
                                              ----       ----        ----

BALANCE, brought forward                   $ (24,275) $(106,188)  $ (34,277)

FINANCING ACTIVITIES:
  Net increase in deposit accounts            14,657      7,090      24,925
  Proceeds from the sale of common stock                 84,245
  Repurchase shares of common stock          (19,373)    (4,167)
  Dividends paid on common stock              (2,595)      (448)
  Loan to ESOP                                           (1,980)
  Repayment of loan to ESOP                      396        396
  Proceeds from other borrowings              22,502      6,500
  Repayment of other borrowings              (12,950)    (1,500)
  Proceeds from Federal Home Loan Bank
    advances                                 173,107     50,708      16,000
  Repayments of Federal Home Loan Bank
    advances                                (136,738)   (40,234)    (12,554)
                                           ---------  ---------   ---------

  Net cash provided by financing
    activities                                39,006    100,610      28,371
                                           ---------  ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            14,731     (5,578)     (5,906)

CASH AND CASH EQUIVALENTS:
  Beginning of year                            7,652     13,230      19,136
                                           ---------  ---------   ---------
  End of year                              $  22,383   $  7,652   $  13,230
                                           =========  =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
 Cash paid during the year for:
   Interest on deposits                    $  19,027   $ 17,618   $  16,807
   Federal income taxes                        2,690      1,200       2,337
   Interest on borrowings                      3,699      1,200       1,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
 Real estate acquired through foreclosure  $      85   $   --     $     117

See notes to consolidated financial statements                           61

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999
-----------------------------------------------------------------------------

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

Principles of consolidation and basis of presentation: The consolidated financial statements include EverTrust Financial Group, Inc. and subsidiaries (the Company), Mutual Bancshares Capital (MB Cap), I-Pro Inc. (I-Pro), EverTrust Bank (the Bank), formerly known as Everett Mutual Bank (EMB), and the Bank's wholly owned subsidiary, Sound Financial, Inc. On September 1, 1996 (inception), Commercial Bank of Everett (CBE) was formed as a wholly owned subsidiary of the Company. Effective February 1, 2001, CBE merged into EverTrust Bank. All significant intercompany transactions and balances have been eliminated.

Holding company formation: In September 1993, Mutual Bancshares, a bank holding company, was formed as the parent company for the Bank and subsidiaries. The Company is subject to regulation by the Federal Reserve Board (FRB) and the Federal Deposit Insurance Corporation (FDIC). On April 2, 1997, I-Pro was formed as a wholly owned subsidiary of the Company. On October 29, 1998, MB Cap was formed as a wholly owned subsidiary of the Company. The Company changed its name to EverTrust Financial Group, Inc. in its conversion from mutual to stock form.

Evertrust Financial Group, Inc.'s conversion from a Washington-chartered mutual holding company to a Washington-chartered capital stock holding company was approved at a special meeting of members held on September 28, 1999. On September 30, 1999, the initial public offering of the Company's stock was completed with the sale of 8,596,250 shares and the issuance of 390,000 shares to EverTrust Foundation. The stock began trading on the NASDAQ stock market under the trading symbol of EVRT on October 4, 1999.

Nature of business: Through its bank subsidiary, EverTrust Bank, the Company is primarily engaged in attracting deposits from the general public through its 12 offices in Snohomish County and one office in King County and using those funds, together with borrowings, to originate loans secured by real estate and to purchase investment securities. The Company sells nonproprietary mutual funds and annuities through Sound Financial, Inc., a subsidiary of EverTrust Bank. The Company also is engaged in providing loans to customers, who are predominately local businesses and individuals, through its commercial banking group office in Everett. Through its subsidiary, I-Pro, the Company is engaged in providing item processing and statement rendering services. Through its subsidiary, MB Cap, the Company provides equity to high technology businesses in the seed, start-up, and early stage of development.

Cash and cash equivalents: For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and in banks, overnight investments, and highly liquid debt instruments with maturities at the time of purchase of three months or less. For those short-term investments, the carrying value is a reasonable estimate of fair value.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required to be maintained under Federal Reserve Bank of San Francisco reserve calculations of $1,040,000 and $956,000 at March 31, 2001 and 2000, respectively.

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

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance, and the unallocated allowance. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification system, and general economic, business, and regulatory conditions which could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment, as of the evaluation date. The Company derives the loss percentage factors for problem graded loans using regulatory guidelines, and, for pass graded loans, by using estimated credit losses over the upcoming 12 months based on the annual rate of chargeoffs experienced over the previous three years on similar loans, adjusted for current conditions and trends.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

The unallocated allowance comprises two components. The first component recognizes the estimation risk associated with the formula and specific allowances. The second component is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio, and the duration of the current business cycle.

Mortgage servicing rights: Originated servicing rights, reported within prepaid expenses and other assets, are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total costs of the mortgage loans are allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

In order to determine the fair market value of servicing rights, the Bank uses a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate, and anticipated prepayment speeds.

The Bank assesses impairment of the capitalized mortgage servicing rights based on recalculation of the current market price of servicing rights discounted for changes in actual prepayment speeds of the loans. Impairment is assessed on a pool-by-pool basis with any impairment recognized through a valuation allowance for the combined pools. The pools are combined as they all have similar interest rates, terms, and risk characteristics.

Real estate owned: Real estate owned (REO), reported within prepaid expenses and other assets, includes properties acquired through foreclosure that are transferred to REO. These properties are initially recorded at the lower of cost or fair value. Write-downs that result from the ongoing periodic valuation of the foreclosed properties are charged to other expenses in the period in which they are identified. Gains or losses at the time the property is sold are charged or credited to other income in the period in which they are realized. The amounts the Company will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Company or because of changes in the Company's strategy for recovering its investments.

Real estate held for investment: Real estate held for investment, reported within prepaid expenses and other assets, represents the Company's investment in two real estate partnerships of which the principal activity is the development of low income housing. The Company's investment has been recorded using the equity method of accounting. The Company earns low-income housing tax credits on these real estate partnerships which reduce the Company's federal income tax provision and liability.

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

Earnings per share: Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 52,702 for the year ended March 31, 2001.

Employee Stock Ownership Plan: The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP). As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of earnings- per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

Use of estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company uses significant estimates in determining reported reserves and allowances for loan losses, tax liabilities, and other contingencies.

Recently issued accounting standards adopted in these financial statements:
On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company adopted the guidance in SAB No. 101 effective December 31, 2000. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Recently issued accounting standards not yet adopted: Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have a material impact on its financial position as the Company did not have any derivative instruments as of March 31, 2000.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued September 2000 and replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

Reclassifications: Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform with the classifications used in 2001.

NOTE 2:  SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date consisted of the following at March 31 (in thousands):

                                          Gross       Gross
                             Amortized  unrealized  unrealized
                                cost      gains       losses     Fair value
                                ----      -----       ------     ----------
2001:
   Debt securities:
     U.S. government agency
      securities due:
        Within one year       $ 2,498    $    25     $     --     $ 2,523
        After one year
          through five years    2,487        114                    2,601
                              -------     ------                  -------
                               4,985        139                    5,124
     Municipal obligations
      due:
        Within one year           794                                 794
        After one year
          through five years    2,501         24                    2,525
        After 10 years          1,941                               1,941
                              -------     ------                  -------
                                5,236         24                    5,260

     Obligations of corpor-
      ations due:
        Within one year         9,540         26          (12)      9,554
        After one year
          through five years   10,632        124           (4)     10,752
        After 10 years            500                      (5)        495
                              -------     ------      -------     -------
                               20,672        150          (21)     20,801

     Mortgage-backed
       securities due:
        After one year
          through five years    8,537        165                    8,702
        After five years
          through 10 years      8,781        229                    9,010
        After 10 years          7,645        150                    7,795
                              -------     ------                  -------
                               24,963        544                   25,507
     Certificates of
       deposit due:
        Within one year           195          5                      200

     Equity securities:
        Mutual funds            2,874                               2,874
     Other stock                3,776         17         (260)      3,533
                              -------     ------      -------     -------
                                6,650         17         (260)      6,407
                              -------     ------      -------     -------
                              $62,701     $  879      $  (281)    $63,299
                              =======     ======      =======     =======

                                          Gross       Gross
                             Amortized  unrealized  unrealized
                                cost      gains       losses     Fair value
                                ----      -----       ------     ----------
2000:
   Debt securities:
     U.S. government agency
      securities due:
        Within one year       $ 5,749    $           $    (29)    $ 5,720
        After one year
          through five years    6,449           1         (51)      6,399
                              -------     -------     -------     -------
                               12,198           1         (80)     12,119
     Municipal obligations
      due:
        Within one year           165                                 165
        After one year
          through five years    3,344                     (93)      3,251
        After five years
          through 10 years        431                     (23)        408
        After 10 years          1,721                      (8)      1,713
                              -------                 -------     -------
                                5,661                    (124)      5,537
     Obligations of corpor-
      ations due:
        Within one year        19,587                    (165)     19,422
        After one year
          through five years   21,772           4        (548)     21,228
                              -------     -------     -------     -------
                               41,359           4        (713)     40,650
     Mortgage-backed
      securities due:
        After one year
          through five years   10,749                    (181)     10,568
        After five years
          through 10 years      7,541                    (136)      7,405
        After 10 years          7,794           7         (98)      7,703
                              -------     -------     -------     -------
                               26,084           7        (415)     25,676

     Certificates of
      deposit due:
        After one year
          through five years      185                                 185

     Equity securities:
        Mutual funds            6,653                               6,653
        Other stock             5,570          49        (451)      5,168
                              -------     -------     -------     -------
                               12,223          49        (451)     11,821
                              -------     -------     -------     -------
                              $97,710     $    61     $(1,783)    $95,988
                              =======     =======     =======     =======

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Gross realized gains on the sale of securities available for sale were $252,801, $220,639, and $322,535 for the years ended March 31, 2001, 2000, and
1999, respectively. Gross realized losses on the sale of securities available for sale were $214,375 and $2,796, and $7,282 for the years ended March 31, 2001, 2000, and 1999, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

NOTE 3: SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consisted of the following at March 31 (in thousands):

                                          Gross       Gross
                             Amortized  unrealized  unrealized
                                cost      gains       losses     Fair value
                                ----      -----       ------     ----------
2001:
   Debt securities:
     U.S. government agency
      securities due:
        Within one year       $ 1,503    $    23     $    --      $ 1,526
        After one year
          through five years    1,004         81                    1,085
                              -------    -------                  -------
                                2,507        104                    2,611
     Municipal obligations
      due:
        Within one year           546          5                      551
        After one year
          through five years    1,447         44                    1,491
        After five years
          through 10 years        650          7                      657
        After 10 years            991         19                    1,010
                              -------    -------                  -------
                                3,634         75                    3,709

     Obligations of corpor-
      ations due:
        Within one year           500         11                      511
        After one year
          through five years      492         21                      513
                              -------    -------                  -------
                                  992         32                    1,024

   Mortgage-backed
     securities due:
       Within one year              1                                   1
       After 10 years           1,228         40                    1,268
                              -------    -------                  -------
                                1,229         40                    1,269
                              -------    -------     -------      -------
                              $ 8,362    $   251     $    --      $ 8,613
                              =======    =======     =======      =======

                                          Gross       Gross
                             Amortized  unrealized  unrealized
                                cost      gains       losses     Fair value
                                ----      -----       ------     ----------
2000:
   Debt securities:
     U.S. government agency
      securities due:
        After one year
          through five years  $ 2,514    $    24     $    --      $ 2,538

     Municipal obligations
      due:
        Within one year           465                                 465
        After one year
          through five years    2,094          2          (9)       2,087
        After five years
          through 10 years        650                     (1)         649
        After 10 years          2,787         15                    2,802
                              -------    -------      -------     -------
                                5,996         17         (10)       6,003

     Obligations of corpor-
      ations due:
        Within one year           500                                 500
        After one year
          through five years      986         19                    1,005
                              -------    -------                  -------
                                1,486         19                    1,505

    Mortgage-backed
     securities due:
       After one year
         through five years         3                                   3
       After 10 years           1,586         20                    1,606
                              -------    -------                  -------
                                1,589         20                    1,609

    Certificates of
     deposit due:
       Within one year            481                                 481
                              -------    -------     -------     -------
                              $12,066    $    80     $   (10)    $12,136
                              =======    =======     =======     =======

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities with a par value of $2,705,000 and $2,350,000 and a market value of $2,765,400 and $2,353,154 were pledged to secure public deposits at March 31, 2001 and 2000, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

NOTE 4: LOANS RECEIVABLE

Loans receivable consisted of the following at March 31 (in thousands):

                                                         2001       2000
                                                         ----       ----
      Real estate:
        One to four family residential                $ 66,911    $ 70,042
        One to four family construction and
          land development                              40,729      37,266
        Income property:
          Commercial construction                       25,475      23,871
          Commercial real estate                       168,199     128,892
          Multifamily construction                      62,055      32,304
          Multifamily residential                      128,846     136,727
      Consumer:
        Home equity and second mortgages                25,756      23,301
        Credit cards                                     2,426       1,375
        Other installment loans                          6,219       5,281
      Business loans                                    31,707      16,494
                                                      --------    --------
                                                       558,323     475,553

      Less:
        Undisbursed loan proceeds                      (63,888)    (49,460)
        Deferred loan fees and other                    (3,879)     (3,493)
        Reserve for loan losses                         (7,439)     (6,484)
                                                      --------    --------
                                                       (75,206)    (59,437)
                                                      --------    --------
      Loans receivable, net                           $483,117    $416,116
                                                      ========    ========
      Loans held for sale                             $    794    $     --
                                                      ========    ========

The Bank originates commercial, real estate mortgage, construction and land development, and installment loans primarily in Snohomish and King counties, and to a lesser extent, in Skagit, Island, Jefferson, Clallam, Kitsap, Whatcom, and Pierce counties. Although the Bank has a geographically diversified loan portfolio, economic conditions in the market area may affect borrowers' ability to meet the stated repayment terms. Collateral for each loan is based on a credit evaluation of the customer, and such collateral may, depending on the loan, include accounts receivable, inventory, equipment, real estate, or other collateral.

The Bank originates both adjustable and fixed interest rate loans. At March 31, 2001, the composition of the loan portfolio was as follows (in thousands):

                                               Fixed   Adjustable
 Term to maturity or rate adjustment            rate      rate       Total
 -----------------------------------            ----      ----       -----

   Due within one year                       $  8,164   $257,979    $266,143
   After one year through three years          29,246     50,226      79,472
   After three years through five years        16,872     40,705      57,577
   After five years through 15 years           64,398     11,145      75,645
   After 15 years                              15,597        102      15,597
                                             --------   --------    --------
                                             $134,277   $360,157    $494,434
                                             ========   ========    ========

The adjustable rate loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rate the Bank pays on the short-term deposits and Federal Home Loan Bank of Seattle (FHLB) advances that have been primarily utilized to fund these loans.

Outstanding commitments to borrowers for loans totaled $13,752,900 and $9,631,100 at March 31, 2001 and 2000, respectively.

The Bank serviced loans for others totaling $104,543,253 and $95,349,775 as of March 31, 2001 and 2000, respectively.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows for the years ended March 31 (in thousands):

                                             2001     2000    1999
                                             ----     ----    ----

  Balance, beginning of year               $ 6,484  $ 5,672  $ 4,897
  Provision for loan losses                  1,005      810      780
  Loans charged off, net of recoveries
    of $20, $18, and $-0-                      (50)       2       (5)
                                           -------  -------  -------
  Balance, end of year                     $ 7,439  $ 6,484  $ 5,672
                                           =======  =======  =======

The average balance of impaired loans during 2001, 2000, and 1999 was $2,926,000, $2,954,000, and $3,137,000, respectively, and the Company recognized $421,000, $251,000, and $283,000 of related interest income during 2001, 2000, and 1999, respectively. Interest income is normally recognized on the accrual basis; however, if the impaired loan is nonperforming, interest income is recorded on the receipt of cash.

Impaired loans consist of the following at March 31 (in thousands):

                                                         2001      2000
                                                         ----      ----

  Loans with allocated reserves of $-0- and $175       $         $ 2,590
  Loans without allocated reserves                       1,300       407
                                                       -------   -------
                                                       $ 1,300   $ 2,997
                                                       =======   =======
  Loans on nonaccrual status                           $ 1,300   $   315
  Loans under foreclosure                                             92
  Performing loans judged to be impaired                           2,590
                                                       -------   -------
                                                       $ 1,300   $ 2,997
                                                       =======   =======

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at March 31 (in thousands):

                                                    2001     2000
                                                    ----     ----

  Land                                            $ 1,491  $ 1,491
  Buildings (including leasehold improvements)      7,366    7,025
  Furniture, fixtures, and automobiles              8,398    7,432
                                                  -------  -------
                                                   17,255   15,948
  Less accumulated depreciation and amortization   (7,713)  (6,871)
                                                  -------  -------
                                                  $ 9,542  $ 9,077
                                                  =======  =======

The Company has noncancellable operating leases for office facilities, branches, and equipment. Future inimum rental commitments for all noncancellable leases are as follows (in thousands):

               2002                      $  989
               2003                         968
               2004                         930
               2005                         827
               2006                         816
            Thereafter                    5,179
                                         ------
                                         $9,709
                                         ======

Rent expense for the years ended March 31, 2001, 2000, and 1999, totaled $842,000, $794,000, and $710,000, respectively.

NOTE 7: DEPOSIT ACCOUNTS

Deposit accounts, with respective interest rate ranges, consisted of the following at March 31 (in thousands):

                                   2001                     2000
                       ------------------------     -----------------------
                       Weighted                     Weighted
                       average                      average
                         rate     Amount     %       rate     Amount     %
                         ----     ------   ----      ----     ------   ----

Noninterest-bearing
  accounts                --%   $  8,462    2.1 %     --%   $  7,902    2.1%
Savings accounts         2.8      10,867    2.7      2.8      10,523    2.7
Checking accounts        2.2      37,942    9.5      2.6      36,712    9.6
Money market accounts    4.3     127,010   31.9      4.3     129,522   33.8
Time deposits by
  original term:
   One to 11 months      5.7      36,041    9.1      5.4      32,200    8.4
   12 to 23 months       6.2      83,641   21.1      5.5      77,273   20.2
   24 to 35 months       5.9      23,601    5.9      5.5      22,827    6.0
   36 to 59 months       5.9      17,500    4.4      5.7      17,899    4.7
   60 to 84 months       6.3      52,579   13.3      6.1      48,128   12.5
                                --------  -----             --------  -----
                         6.1     213,362   53.8      5.6     198,327   51.8
                                --------  -----             --------  -----
                         4.9%   $397,643  100.0%     4.7%   $382,986  100.0%
                         ===    ========  =====      ===    ========  =====

Time deposits are scheduled to mature as follows (in thousands):

     Year ending March 31,
     ---------------------
             2002                        $140,734
             2003                          26,500
             2004                          13,695
             2005                          16,328
             2006                           6,633
           Thereafter                       9,472
                                         --------
                                         $213,362
                                         ========

Included in deposits are time deposits greater than or equal to $100,000 of $60,652,000 and $46,747,000 at March 31, 2001 and 2000, respectively.
Interest on time deposits greater than or equal to $100,000 totaled $2,576,000, $2,439,000, and $2,157,000 for the years ended March 31, 2001,
2000, and 1999, respectively.

NOTE 8: FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Scheduled maturities of advances from the FHLB and other borrowings were as follows at March 31 (in thousands):

                                        2001                    2000
                                 ---------------------  ---------------------
                                         Interest rate          Interest rate
                                 Amount     ranges      Amount      ranges
                                 ------     ------      ------      ------
Nonamortizing:
  Due within 1 year              $35,002  4.57 - 7.05%  $20,028  5.98 - 6.51%
  After 1 year through 2 years    10,000  4.67 - 6.92     1,000      6.03
  After 2 years through 3 years    5,650  5.00 - 7.26     3,000      6.31
  After 3 years through 5 years   11,650  5.03 - 7.27     3,600  5.39 - 6.40
  After 5 years through 10 years  13,000  5.46 - 7.39     4,600  5.48 - 6.69
  After 10 years                   4,300  6.14 - 6.93     1,400  6.70 - 6.93
Amortizing:
  After 10 years                     742     8.19           795      8.19
                                 -------                -------
                                 $80,344                $34,423
                                 =======                =======

Advances and other borrowings are collateralized by securities and mortgage pool securities of the U.S. government and agencies thereof.

At March 31, 2001 and 2000, the Bank had available unsecured lines of credit with commercial banks totaling $25,000,000 and $10,550,000, respectively, and a revolving line of credit with the FHLB of up to 35% and 20%, respectively, of total assets. There were no advances outstanding as of March 31, 2001 on the lines of credit with the commercial banks.

At March 31, 2001, the Bank had outstanding a repurchase agreement, reported within Federal Home Loan Bank advances and other borrowings, with a securities dealer in the amount of $13,052,000, maturing April 2001. At March 31, 2000, the Bank had outstanding a repurchase agreement with a securities dealer in the amount of $5,000,000, maturing April 2000.

NOTE 9: FEDERAL TAXES ON INCOME

Under prior law, the Bank qualified under a provision of the Internal Revenue Code to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction or based on the experience method. The experience method provided financial institutions the ability to add to the reserve for losses on loans the greater of two computational alternates: (1) the base-year amount, or (2) the six-year moving average amount.

In August 1996, the President of the United States signed the Small Business Job Protection Act of 1996 (the Act). Under the Act, the percentage taxable income method of accounting for tax-basis bad debts is no longer available effective for the years ended after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax-basis bad debts for 1997 and later years. In addition, the Bank is also required to recapture its post-1987 additions to its bad debt reserves made pursuant to the percentage taxable income method. As of March 31, 1996, these additions were $3,766,000 which, pursuant to the Act, are being included in taxable income ratably over a six-taxable-year period beginning with the year ended March 31, 1997. The recapture of the post-1987 additions to tax-basis bad debt reserves does not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1997.

Retained earnings at March 31, 2001, 2000, and 1999, includes approximately $3,691,000 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then prevailing corporate tax rate.

A reconciliation of the statutory federal income tax to the effective income tax follows:

                                                2001       2000      1999
                                                ----       ----      ----

  Income tax expense at statutory rate        $ 2,600    $   131   $   568
  Income tax effect of:
    Tax-exempt interest                          (103)      (117)     (128)
    Low income housing tax credit                (216)      (216)     (216)
    Other, net                                     10         16        37
                                              -------    -------   -------
  Income tax expense (benefit) at
    effective rate                            $ 2,291    $  (186)  $   261
                                              =======    =======   =======

The net deferred tax asset (liability), reported within prepaid expenses and other assets, consists of the following at March 31 (in thousands):

                                                        2001       2000
                                                        ----       ----
  Deferred tax liabilities:
    Loan origination fees and costs                   $  (41)     $   (43)
    Prepaid expenses                                    (103)         (81)
    FHLB dividends                                      (576)        (477)
    Other, net                                          (169)        (149)
    Unrealized gain on securities                       (203)
                                                      (1,092)        (750)

  Deferred tax assets:
    Deferred compensation                                448          456
    Bad debt deduction                                 2,355        1,809
    Accrued vacation                                      84           75
    Depreciation                                         413          313
    Charitable contribution                            2,171        2,468
    Unrealized loss on securities                                     645
                                                       5,471        5,766
                                                     -------      -------
                                                     $ 4,379      $ 5,016
                                                     =======      =======

NOTE 10: EMPLOYEE BENEFIT PLANS

401(k) plan: The Company maintains a 401(k) plan. All employees of the Company are eligible to participate in the 401(k) plan once certain service and age requirements are achieved. Employees may contribute up to 15% of their salary to the plan. The Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions. Participants will vest in the employer-matched 401(k) contributions at the rate of 20% per year, beginning upon the completion of two years of service. The

Company's cost for the 401(k) plan was $152,771, $122,674, and $94,010 for 2001, 2000, and 1999, respectively.

Defined benefit plan: With the establishment of the ESOP, the Company's noncontributory defined benefit plan was terminated effective December 31, 1999. As a result of terminating the Company's noncontributory defined benefit plan, the unused portion of the pension liability was reversed against compensation expense resulting in a curtailment gain of $547,000. Prior to termination on December 31, 1999, the Company's funding policy was to contribute amounts to its pension plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The actuarial cost method used to compute the pension contribution is the projected unit cost method. Information presented below reflects a measurement date of December 31, 2000, 1999, and 1998.

Weighted average assumptions used in accounting for the defined benefit pension plan were as follows for the years ended December 31:

                                                  2000      1999      1998
                                                  ----      ----      ----

  Assumed discount rate                           8.0%      6.9%      6.9%

  Rate of compensation increase                   N/A       6.0       6.0

  Expected return on assets                       8.0       8.0       8.0

Changes in the benefit obligation were as follows for the years ended December 31 (in thousands):

                                                  2000      1999      1998
                                                  ----      ----      ----

  Benefit obligation, beginning of year         $1,493    $1,869    $1,448
    Actuarial loss                                  51        43       258
    Interest cost                                  129       125       107
    Service cost                                             146       105
    Benefits paid                                  (15)     (133)      (39)
    Expenses                                        (8)      (10)      (10)
    Curtailment gain                                        (547)
                                                ------    ------    ------
  Benefit obligation, end of year               $1,650    $1,493    $1,869
                                                ======    ======    ======
Changes in defined benefit pension plan assets were as follows for the years ended December 31 (in thousands):

                                                  2000      1999      1998
                                                  ----      ----      ----

  Fair value of assets, beginning of year       $1,615    $1,555    $1,538
    Actual return on assets                         58       165        66
    Benefits paid                                  (15)     (133)      (39)
    Expenses                                        (8)      (10)      (10)
    Contribution                                              38
                                                ------    ------    ------
  Fair value of assets, end of year             $1,650    $1,615    $1,555
                                                ======    ======    ======

Reconciliations of funded status were as follows as of December 31 (in thousands):

                                                  2000      1999      1998
                                                  ----      ----      ----

  Funded status                                 $   --    $ (425)   $ (314)
  Unrecognized net loss                                     (122)     (122)
  Curtailment gain recognized                                547
                                                ------    ------    ------
  Accrued benefit cost                          $   --    $   --    $ (436)
                                                ======    ======    ======

Net periodic expense for the defined benefit pension plan was as follows for the years ended December 31 (in thousands):

                                                  2000      1999      1998
                                                  ----      ----      ----

  Interest cost                                 $  129    $  125    $  107
  Service cost                                               146       105
  Expected return on assets                       (129)     (122)     (121)
  Amortization of gains or losses                                      (41)
                                                ------    ------    ------
  Net periodic expense                          $   --    $  149    $   50
                                                ======    ======    ======

Subsequent to March 31, 2001, the Company's noncontributory defined benefit plan was settled.

Employee Stock Ownership Plan: On April 1, 1999, an ESOP was established and became effective. In 1999, the Company established an ESOP to provide benefits to all employees who have been credited with at least 1,000 hours of service during the year and who have attained age 18. Participants will vest in their accrued benefits under the ESOP at the rate of 20% per year, beginning upon the completion of two years of service. The plan is noncontributory on the part of the participants. The benefits are distributable upon a participant's normal retirement, early retirement, death, disability, or termination of employment. The Company loaned the ESOP's trustee $1,979,786 for purchase of the Company's common stock in the open market. Shares of stock are allocated to employees as the loan is repaid.
The outstanding loan balance was $1,187,872 and $1,583,829 at March 31, 2001 and 2000, respectively.

Shares held by the ESOP at March 31, 2001, were as follows:

                                                                   Average
                                         Number     Price range     price
                                       of shares     per share    per share
                                       ---------     ---------    ---------

  Allocated:
    Vested                               59,299    $         --    $    --
    Nonvested                            14,158
                                       --------
                                         73,457
  Nonallocated                          105,959     10.88 - 11.06    11.02
                                       --------
                                        179,416
                                       ========

Shares held by the ESOP at March 31, 2000, were as follows:
                                                                   Average
                                         Number     Price range     price
                                       of shares     per share    per share
                                       ---------     ---------    ---------

  Allocated:
    Vested                               24,640    $         --    $    --
    Nonvested                             8,804
                                       --------
                                         33,444
  Nonallocated                          146,281     10.88   11.06    11.02
                                       --------
                                        179,725
                                       ========

Shares held by the ESOP decreased by 309 as a result of employment terminations. Contributions to the ESOP, recorded as compensation expense for the years ended March 31, 2001 and 2000, were $429,228 and $328,000 respectively.

Deferred Compensation Plan: The Company also maintains a nonqualified deferred compensation plan for certain key management personnel, for which the cost is accrued but unfunded. Participants may elect to defer all or a specific portion of their compensation. The Company does not provide a matching contribution on amounts deferred. However, the Company does provide interest quarterly on amounts contributed by participants. At March 31, 2001 and 2000, the liability for accumulated deferred compensation was $1,316,000 and $1,340,000, respectively, and is included in the consolidated statements of financial condition. Annual expense for the Company related to this plan totaled $82,000, $120,000, and $148,000 in 2001, 2000, and 1999, respectively.

Management Recognition Plan: In July 2000, the shareholders approved the 2000 Management Recognition Plan (MRP). The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 359,450 to its directors and certain employees in August 2000. The fair value of the restricted stock awards are amortized over a five-year period. Amortization expense was approximately $1,301,000 for the year ended March 31, 2001.

NOTE 11: STOCK OPTION PLAN

In July 2000, the shareholders approved the 2000 Stock Option Plan (the Plan). On August 29, 2000, the Compensation Committee granted nonqualified stock options (NQSO) and incentive stock options (ISO) to certain employees and directors of the Company or of an affiliate, totaling 698,566 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company, its subsidiaries, and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 898,625 common shares of the Company. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization, or reorganization. The Board of Directors make available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

The following represents the stock option activity and option price information:

                                                Weighted         Weighted
                               Number of      average price    average issue
                            option shares of  option shares   date fair value
                            ----------------  -------------   ---------------

 Balance at Plan inception        --            $    --           $   --
   Granted                      698,566           12.06            12.06
   Exercised
   Canceled
                               --------         -------
 Balance at March 31, 2001      698,566         $ 12.06
                               ========         =======

 Options exercisable at
   March 31, 2001               139,713         $ 12.06
                               ========         =======

Financial data pertaining to outstanding stock options was as follows:

                                                                Weighted
                                                                 average
                          Weighted     Weighted                 exercise
                           average     exercise    Number of      price
 Ranges of   Number of    remaining    price of   exercisable  exercisable
 exercise     option    contractural    option      option       option
  prices      shares        life        Shares      Shares       Shares
  ------      ------        ----        ------      ------       ------

 $ 12.06      698,566     9.9 years     $ 12.06     139,713     $ 12.06

At March 31, 2001, the Company had an aggregate of 200,059 shares of common stock available for future issuance under its stock option plan.

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with SFAS No. 123, the Company's net income attributable to common stock would have been reduced by $1,738,000 for 2001. Net income per share would have decreased by $.22 per share in 2001.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annual dividend yield of 2.98% for 2001; expected volatility of 29% for 2001; risk-free interest rate of 4.86% for 2001; and an expected life of seven years.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

      Net income:
        As reported                        $   5,357
        Pro forma                              3,619

      Diluted earnings per share:
        As reported                             0.70
        Pro forma                               0.48

NOTE 12: INTEREST RATE RISK

The Bank is engaged principally in providing first mortgage permanent and construction loans for both residential and commercial property. Thirty-year, fixed rate residential home mortgages are originated primarily for sale in the secondary market, and the Bank is authorized to hedge against interest rate fluctuations with financial futures contracts, option contracts, and forward commitments. There were no open forward commitments to hedge interest rate fluctuations at March 31, 2001 and 2000. Forward commitments have little credit risk because established exchanges are the counterparties.

The Bank also originates adjustable and fixed rate residential and commercial property home mortgages, which are held for investment, and commercial loans that are adjustable to the prime lending rate index to customers who are predominately local businesses and individuals, funded through short-term deposits and borrowings. Adjustable loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. As of March 31, 2001 and 2000, adjustable rate mortgages held for investment totaled $360,157,000 and $293,757,757, respectively. Fixed rate mortgages held for investment totaled $134,277,000 and $113,947,320 at March 31, 2001 and 2000, respectively.

The Bank originates both fixed and variable rate residential and commercial property construction loans. Variable rate adjustments are tied to the prime interest rate. The maturities on these loans range from six to 18 months.

The Bank's adjustable and fixed rate home mortgages and residential and commercial construction loans are funded by short-term deposits and FHLB advances.

The Bank manages interest rate risk by matching assets and liabilities within reasonable limits. This has been accomplished through producing primarily variable rate loans, and if appropriate, hedging techniques can be employed through the use of financial futures contracts, option contracts, interest rate swaps, and forward commitments. There were none outstanding during 2001, 2000, and 1999.

NOTE 13: REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2001 and 2000, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's categories.





Actual capital amounts and ratios for the Company and the Bank are also presented in the table below:

                                                                                        To be categorized
                                                                                            as well
                                                                                        capitalized under
                                                                   For capital          prompt corrective
                                              Actual            adequacy purposes       action provision
                                        ----------------        -----------------       -----------------
                                        Amount     Ratio        Amount      Ratio       Amount      Ratio
                                        ------     -----        ------      -----       ------      -----
As of March 31, 2001 (in thousands):
 Total capital (to risk-weighted
  assets):
    The Company                        $126,234     23.7 %  >  $42,593   >   8.0 %   >  $53,241  >  10.0 %
    The Bank                             85,843     16.5    -   41,596   -   8.0     -   51,995  -  10.0

 Tier I capital (to risk-weighted
  assets):
    The Company                         119,724     22.5    >   21,303   >   4.0     >      N/A  >   N/A
    The Bank                             79,333     15.3    -   20,795   -   4.0     -   31,193  -   6.0

 Tier I capital (to average assets):
    The Company                         119,724     19.7    >   24,309   >   4.0     >      N/A  >   N/A
    The Bank                             79,333     14.1    -   22,570   -   4.0     -   28,212  -   6.0

 As of March 31, 2000 (in thousands):
  Total capital (to risk-weighted
   assets):
     The Company                       $140,327     29.2 %  >  $38,460   >   8.0 %   >  $48,075  >  10.0 %
     EMB (1)                             91,594     21.2    -   34,508   -   8.0     -   43,136  -  10.0
     CBE (2)                              5,453     24.3         1,798       8.0          2,247     10.0

  Tier I capital (to risk-weighted
   assets):
     The Company                        134,312     27.9    >   19,230   >   4.0     >      N/A  >   N/A
     EMB (1)                             86,192     20.0    -   17,254   -   4.0     -   28,882  -   6.0
     CBE (2)                              5,192     23.1           899       4.0          1,348      6.0

  Tier I capital (to average assets):
     The Company                        134,312     24.9    >   21,569   >   4.0     >      N/A  >   N/A
     EMB (1)                             86,192     17.5    -   19,675   -   4.0     -   24,593  -   5.0
     CBE (2)                              5,192     21.2           982       4.0          1,227      5.0

(1) Effective January 1, 2001, EMB changed its name to EverTrust Bank.
(2) Effective February 1, 2001, CBE merged into EverTrust Bank.





NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of financial instruments were as follows at March 31 (in thousands):

                                       2001                      2000
                                ---------------------   ---------------------
                                Carrying                Carrying
                                 amount    Fair value    amount    Fair value
                                 ------    ----------    ------    ----------
Financial assets:
 Cash and cash equivalents     $ 22,383     $ 22,383    $  7,652    $  7,652
 Securities available for sale   63,299       63,299      95,988      95,988
 Securities held to maturity      8,362        8,613      12,066      12,136
 Loans held for sale                794          800
 Loans receivable               483,117      493,644     416,116     410,571
 Federal Home Loan Bank stock     4,652        4,652       4,288       4,288
                               --------     --------    --------    --------
                                582,607      593,391     536,110     530,635
Financial liabilities:
 Deposit accounts               397,643      401,372     382,986     382,652
 Federal Home Loan Bank
  advances and other
  borrowings                     80,344       83,000      34,423      33,786
                               --------     --------    --------    --------
                                477,987      484,372     417,409     416,438
                               --------     --------    --------    --------
Net financial instruments      $104,620     $109,019    $118,701    $114,197
                               ========     ========    ========    ========

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments (Note 4). The fair value of these commitments is not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of March 31, 2001 and 2000:

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

   Federal Home Loan Bank stock: The fair value is based upon the redemption value of the stock which equates to its carrying value.

   Deposit accounts: The fair value of checking accounts, savings accounts, and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

   Federal Home Loan Bank advances: Borrowings were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

NOTE 15:  EVERTRUST FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

Summary financial information as of March 31 is as follows (in thousands):

STATEMENTS OF FINANCIAL CONDITION
---------------------------------

  ASSETS                                            2001         2000
  ------                                            ----         ----

  ASSETS:
    Cash and cash equivalents, including
      interest bearing deposits of $24,314
      and $10,707                                $  24,676    $  10,755
    Securities available for sale, amortized
      cost of $9,549 and $24,472                     9,686       24,623
    Accrued interest receivable                        102          268
    Premises and equipment, net                         90          418
    Investment in subsidiaries:
      Bank subsidiary                               80,487       90,822
      Other subsidiaries                             3,164        3,656
    Prepaid expenses and other assets                3,647        4,719
                                                 ---------    ---------
  TOTAL                                          $ 121,852    $ 135,261
                                                 =========    =========
  LIABILITIES AND EQUITY
  ----------------------

  LIABILITIES:
    Accounts payable and other liabilities       $   1,706    $   1,732

  EQUITY:
    Common stock                                    68,940       83,978
    ESOP debt                                       (1,188)      (1,584)
    Retained earnings                               55,033       52,271
    Shares held in trust for stock-related
      compensation plans                            (3,034)
    Accumulated other comprehensive income (loss)      395       (1,136)
                                                 ---------    ---------
       Total equity                                120,146      133,529
                                                 ---------    ---------
   TOTAL                                         $ 121,852    $ 135,261
                                                 =========    =========

STATEMENTS OF OPERATIONS
------------------------
                                                  2001       2000      1999
                                                  ----       ----      ----
  INCOME:
   Interest from investment securities         $  2,313   $  1,084  $    417
   Dividend from bank subsidiary                 18,106      2,041     4,257
   Other income                                     184                    9
                                               --------   --------  --------
       Total income                              20,603      3,125     4,683

  OTHER EXPENSE:
   Salary and employee benefits                   2,390      1,197       349
   Occupancy and equipment                          205        196         8
   Charitable contributions                                  5,200     3,255
   Information processing costs                      52         23       111
   Other, net                                       727      1,002       393
                                               --------   --------  --------
                                                  3,374      7,618     4,116
                                               --------   --------  --------
       Income (loss) before federal income
        taxes and equity in undistributed
        net income in undistributed net income
        of subsidiary                            17,229     (4,493)      567

  FEDERAL INCOME TAXES                             (296)    (2,224)   (1,252)
                                               --------   --------  --------
       Income (loss) before equity in
        undistributed net income of subsidiary   17,525     (2,269)    1,819

  EQUITY IN UNDISTRIBUTED NET INCOME
   OF SUBSIDIARY                                (12,168)     2,841      (408)
                                               --------   --------  --------
  NET INCOME                                   $  5,357   $    572  $  1,411
                                               ========   ========  ========

STATEMENTS OF CASH FLOWS
------------------------
                                                  2001       2000      1999
                                                  ----       ----      ----
  OPERATING ACTIVITIES:
   Net income                                  $  5,357   $    572  $  1,411
   Adjustments to reconcile net income to
    net cash provided (used) by operating
    activities:
     Accretion of investment security
       discounts                                    (77)       (75)      (38)
     Amortization of investment security
       premiums                                      49         30        53
     Depreciation and amortization of premises
       and equipment                                112         74
    Equity in undistributed income of
       subsidiaries                              12,168     (2,841)      408
     Common stock contributed to charitable
       foundation                                            3,900
     Amortization of compensation related
       to MRP                                     1,301
     Cash provided (used) by changes in
       operating assets and liabilities:
         Accrued interest receivable                166       (244)       73
         Prepaid expenses and other assets        1,029     (2,952)   (1,145)
         Accounts payable and other liabilities     (25)      (569)    1,747
                                               --------   --------  --------
   Net cash provided (used) by operating
    activities                                   20,080     (2,105)    2,509

INVESTING ACTIVITIES:
   Proceeds from maturities of securities
    available for sale                           17,199     27,731     6,525
   Proceeds from sale of securities available
    for sale                                      1,941      1,000     4,116
   Purchases of securities available for sale    (3,886)   (48,718)   (9,547)
   Contribution from (to) MB Cap                     (6)              (3,250)
  Contribution from (to) I-Pro                      (1)      (750)
   Contribution from (to) EverTrust Bank            (50)   (44,456)
   Net additions to premises and equipment          216       (492)
                                               --------   --------  --------
   Net cash provided (used) by investing
    activities                                   15,413    (65,685)   (2,156)

FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                   84,245
   Repurchase shares of common stock            (19,373)    (4,167)
   Dividends paid on common stock                (2,595)      (448)
   Loan to ESOP                                             (1,980)
   Repayment of loan to ESOP                        396        396
   Proceeds from other borrowings                            1,000
   Repayment of other borrowings                            (1,000)
                                               --------   --------
   Net cash provided (used) by financing
    activities                                  (21,572)    78,046
                                               --------   --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS        13,921     10,256       353

CASH AND CASH EQUIVALENTS:
   Beginning of year                             10,755        499       146
                                               --------   --------  --------
   End of year                                 $ 24,676   $ 10,755  $    499
                                               ========   ========  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the year for federal
    income taxes                               $     27   $    112  $    135

The amount of dividends payable by the Bank to the Company is limited by federal and state laws, regulations, and policies.

NOTE 16:  CONTINGENCIES

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on its results of operations or consolidated financial position at March 31, 2001.

NOTE 17:  LINES OF BUSINESS

The Company is managed by legal entities. The entities are the Bank's retail division, the Bank's commercial banking group, MB Cap, and I-Pro. MB Cap, I-Pro, and the holding company, which includes earnings from subsidiaries and investment in subsidiaries, have been included in all others as their operating results are not significant when taken on an individual basis.

The principal activities of each legal entity are described in Note 1. Each entity is managed by an executive team responsible for sales, marketing, operations, and certain administrative functions. Back office support is provided to each entity for credit administration, information systems, finance, and human resources.

The costs of these functions are allocated based on actual time spent conducting business for each entity.

Financial highlights by lines of business are as follows as of and for the years ended March 31 (in thousands):

                                                  2001
                         --------------------------------------------------
                                    The Bank's
                        The Bank's  commercial
                          retail     banking              Elimin-
                         division    group(1)    Other    ations      Total
                         --------    --------    -----    ------      -----

Condensed income
 statement:
  Net interest income
   after provision for
   loan losses           $ 18,880  $  1,110   $  2,428  $       1   $ 22,419
  Other income              2,222       245      6,675     (6,510)     2,632
  Other expense            11,895     1,292      4,787       (571)    17,403
                         --------  --------   --------  ---------   --------
  Income before income
   taxes                    9,207        63      4,316     (5,938)     7,648
  Income taxes              2,815        25       (549)                2,291
                         --------  --------   --------  ---------   --------
  Net income             $  6,392  $     38   $  4,865  $  (5,938)  $  5,357
                         ========  ========   ========  =========   ========
  Total assets           $546,059  $ 39,781   $125,197  $(108,634)  $602,403
                         ========  ========   ========  =========   ========

(1) Formerly Commercial Bank of Everett

                                                  2000
                         --------------------------------------------------
                                    The Bank's
                        The Bank's  commercial
                          retail     banking              Elimin-
                         division    group(1)    Other    ations      Total
                         --------    --------    -----    ------      -----

Condensed income
 statement:
  Net interest income
   after provision for
   loan losses           $ 16,637  $    950   $  1,205  $      --   $ 18,792
  Other income              1,250       168      5,169     (5,297)     1,290
  Other expense            10,568     1,024      8,518       (414)    19,696
                         --------  --------   --------  ---------   --------
  Income before income
   taxes                    7,319        94     (2,144)    (4,883)       386
  Income taxes              2,172        33     (2,391)        --       (186)
                         --------  --------   --------  ---------   --------
  Net income             $  5,147  $     61   $    247  $  (4,883)  $    572
                         ========  ========   ========  =========   ========
Total assets             $496,681  $ 25,290   $139,307  $(106,066)  $555,212
                         ========  ========   ========  =========   ========

(1) Formerly Commercial Bank of Everett

                                                  1999
                         --------------------------------------------------
                                    The Bank's
                        The Bank's  commercial
                          retail     banking              Elimin-
                         division    group(1)    Other    ations      Total
                         --------    --------    -----    ------      -----

Condensed income
 statement:
  Net interest income
   after provision for
   loan losses           $ 14,317  $    530   $    430  $      --   $ 15,277
  Other income              1,916        91      4,104     (4,184)     1,927
  Other expense             9,953       928      4,986       (335)    15,532
                         --------  --------   --------  ---------   --------
  Income before income
   taxes                    6,280      (307)      (452)    (3,849)     1,672
  Income taxes              1,823      (103)    (1,459)                  261
                         --------  --------   --------  ---------   --------
  Net income             $  4,457  $   (204)  $  1,007  $  (3,849)  $  1,411
                         ========  ========   ========  =========   ========

Total assets             $426,538  $ 19,806   $ 56,900  $ (51,155)  $452,089
                         ========  ========   ========  =========   ========

(1) Formerly Commercial Bank of Everett

NOTE 18:  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Results of operations on a quarterly basis were as follows for the years ended March 31(in thousands):

                                                  2001
                               --------------------------------------------
                                First      Second       Third       Fourth
                               quarter     quarter     quarter      quarter
                               -------     -------     --------     -------

  Interest income             $ 10,864    $ 11,820     $ 11,809    $ 11,980
  Interest expense               5,229       5,985        5,981       5,853
                              --------    --------     --------    --------
      Net interest income
        before provision
        for loan losses          5,635       5,835        5,828       6,127

  Provision for loan losses        300         375          120         210
                              --------    --------     --------    --------
      Net interest income
        after provision
        for loans losses         5,335       5,460        5,708       5,917

  Noninterest income               638         718          588         687
  Noninterest expense            3,821       4,728        4,330       4,523
                              --------    --------     --------    --------
      Income before provision
        for income taxes         2,152       1,450        1,966       2,081

  Provision for income taxes       654         414          593         630
                              --------    --------     --------    --------
  Net income                  $  1,498    $  1,036     $  1,373    $  1,451
                              ========    ========     ========    ========
  Basic earnings per share    $   0.18    $   0.13     $   0.19    $   0.20
                              ========    ========     ========    ========

                                                  2000
                               --------------------------------------------
                                First      Second       Third       Fourth
                               quarter     quarter     quarter      quarter
                               -------     -------     --------     -------

  Interest income             $  8,787    $  9,408     $  9,970    $ 10,269
  Interest expense               4,614       4,948        4,623       4,647
                              --------    --------     --------    --------
      Net interest income
        before provision
        for loan losses          4,173       4,460        5,347       5,622

  Provision for loan losses        275         135          243         157
                              --------    --------     --------    --------
      Net interest income
        after provision
        for loans losses         3,898       4,325        5,104       5,465

  Noninterest income               108         240          472         470
  Noninterest expense            3,157       9,315 (1)    3,354       3,870
                              --------    --------     --------    --------
      Income (loss) before
        provision (benefit)
        for income taxes           849      (4,750)       2,222       2,065

  Provision (benefit) for
   income taxes                    208      (1,695)         673         628
                              --------    --------     --------    --------

  Net income (loss)           $    641    $ (3,055)    $  1,549    $  1,437
                              ========    ========     ========    ========

  Earnings per share             n/a          n/a      $    .18    $    .17
                                                       ========    ========

(1) The second quarter increase in noninterest expense is due primarily to $5,200,000 in charitable contributions provided to the EverTrust Foundation.

                                                  1999
                               --------------------------------------------
                                First      Second       Third       Fourth
                               quarter     quarter     quarter      quarter
                               -------     -------     --------     -------

  Interest income             $  8,471    $  8,367     $  8,496    $  8,560
  Interest expense               4,445       4,517        4,478       4,397
                              --------    --------     --------    --------

      Net interest income
        before provision
        for loan losses          4,026       3,850        4,018       4,163

  Provision for loan losses        105         105          120         450
                              --------    --------     --------    --------

      Net interest income
        after provision
        for loan losses          3,921       3,745        3,898       3,713

   Noninterest income              552         435          471         469
   Noninterest expense           3,036       2,648        2,785       7,063
                              --------    --------     --------    --------

     Income (loss) before
       provision (benefit)
       for income taxes         1,437        1,532        1,584      (2,881)

  Provision (benefit) for
   income taxes                   415          442          462      (1,058)
                              --------    --------     --------    --------

  Net income (loss)           $  1,022    $  1,090     $  1,122    $ (1,823)
                              ========    ========     ========    ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

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

     The following table sets forth certain information with respect to the executive officers of the Company and EverTrust Bank.

                       Age at                      Position
                      March 31,  --------------------------------------------------------------------------
Name                    2001     EverTrust                          EverTrust Bank
----                    ----     ---------                          --------------
Michael B. Hansen        59      Chairman of the Board, President   Chairman of the Board, Chief
                                 and Chief Executive Officer        Executive Officer

Michael R. Deller        50      Executive Vice President           President and Chief Operating Officer

Jeffrey R. Mitchell      42      Senior Vice President, Chief       Senior Vice President, Chief Financial
                                 Financial Officer                  Officer

Dale A. Lyski            63                                         *

Lorelei Christenson      47      Senior Vice President and          Senior Vice President, Chief
                                 Corporate Secretary                Information Officer and Corporate
                                                                    Secretary

Terry Cullom             58                                         Vice President and Credit
                                                                    Administrator

John E. Thoresen         50      **

Philip Mitterling        43      Treasurer and Portfolio Manager    Treasurer and Portfolio Manager

Robert L. Nall           45                                         Vice President, Branch
                                                                    Administrator

------------
*    President of the Bank's commercial banking group.  Former President and
     Chief Operating Officer of Commercial Bank of Everett.
**   President of the Company's subsidiary, Mutual Bancshares Capital, Inc.


Biographical Information

     Michael B. Hansen is Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of EverTrust Bank. Mr. Hansen has been employed by EverTrust Bank for over 21 years.

     Michael R. Deller has been President and Chief Operating Officer of EverTrust Bank since April 2000. From 1997 until April 2000 he was Executive Vice President and Chief Operating Officer of EverTrust Bank. From 1994 to 1997, Mr. Deller was the Executive Director of the Port of Everett. Mr. Deller is the brother-in-law of Director Thomas R. Collins.

     Jeffrey R. Mitchell is Senior Vice President and Chief Financial Officer of the Company and EverTrust Bank. He has held this position with EverTrust Bank since joining EverTrust Bank in 1988.

     Dale A. Lyski is President of the Bank's commercial banking group established in connection with the merger of Commercial Bank of Everett with and into EverTrust Bank in December 2000. Prior to that he was President and Chief Operating Officer of Commercial Bank of Everett, positions he has held since 1996. From 1989 to 1986, Mr. Lyski was Executive Vice President of EverTrust Bank. Mr. Lyski has served EverTrust Bank in various capacities since 1986.

     Lorelei Christenson is Senior Vice President and Corporate Secretary of the Company and Senior Vice President, Chief Information Officer and Corporate Secretary of EverTrust Bank. She has held this position with EverTrust Bank since 1984. Ms. Christenson has served EverTrust Bank in various capacities since 1973.

     Terry L. Cullom has been Vice President and Credit Administrator of EverTrust Bank since 1992. Mr. Cullom has over 30 years of experience in lending and credit administration.

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

     Robert L. Nall is Vice President and Branch Administrator of EverTrust Bank, a position he has held since November 1999. From 1995 to 1999 he served as a branch manager of EverTrust Bank.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Exhibits

          3.1   Articles of Incorporation of the Registrant(1)
          3.2   Bylaws of the Registrant(1)
         10.1   401(k) Employee Savings and Profit Sharing Plan and Trust(1)
         10.2   Employee Severance Compensation Plan(2)
         10.3   Employee Stock Ownership Plan(1)
         10.4   2000 Stock Option Plan (3)
         10.5   2000 Management Recognition Plan (3)
         10.6   Employment Agreement with Michael B. Hansen(2)
         10.7   Employment Agreement with Michael R. Deller(2)
         10.8   Employment Agreement with Jeffrey R. Mitchell(2)
         (21)   Subsidiaries of the Registrant
         (23)   Consent of Auditors

-------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.

     (b)  Reports on Form 8-K

          None.

                               SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EVERTRUST FINANCIAL GROUP, INC.

                                      /s/Michael B. Hansen
Date:  June 25, 2001              By:----------------------------------------
                                      Michael B. Hansen
                                      Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                     DATE
----------                -----                                     ----

/s/Michael B. Hansen
----------------------  Chairman of the Board, President,       June 25, 2001
Michael B. Hansen       Chief Executive Officer and
                        Director (Principal Executive
                        Officer)

/s/Jeffrey R. Mitchell
----------------------  Senior Vice President, Chief Financial  June 25, 2001
Jeffrey R. Mitchell     Officer and Treasurer (Principal
                        Financial and Accounting Officer)

/s/Margaret B. Bavasi
----------------------  Director                                June 25, 2001
Margaret B. Bavasi


/s/Thomas R. Collins
----------------------  Director                                June 25, 2001
Thomas R. Collins


/s/Michael R. Deller
----------------------  Director                                June 25, 2001
Michael R. Deller


/s/Thomas J. Gaffney
----------------------  Director                                June 25, 2001
Thomas J. Gaffney


/s/R. Michael Kight
----------------------  Director                                June 25, 2001
R. Michael Kight


/s/Robert A. Leach, Jr.
----------------------  Director                                June 25, 2001
Robert A. Leach, Jr.

/s/George S. Newland
----------------------  Director                                June 25, 2001
George S. Newland


/s/William J. Rucker
----------------------  Director                                June 25, 2001
William J. Rucker

                               Exhibit 21

                     Subsidiaries of the Registrant

Parent
------

EverTrust Financial Group, Inc.

                                      Percentage       Jurisdiction or
Subsidiaries                         of Ownership   State of Incorporation
------------                         ------------   ----------------------

EverTrust Bank                           100%            Washington

Commercial Bank of Everett(1)            100%            Washington

EverTrust Asset Management(2)            100%            Washington

I-Pro, Inc.                              100%            Washington

Mutual Bancshares Capital, Inc.          100%            Washington

Sound Financial, Inc. (3)                100%            Washington

------------
(1)  Merged into EverTrust Bank effective February 1, 2001.
(2) This corporation is a wholly owned subsidiary of EverTrust Bank. Articles of Incorporation were filed with the Secretary of State on March 23, 2001, and capitalization of EverTrust Asset Management occurred effective May 1, 2001.
(3)  This corporation is a wholly owned subsidiary of EverTrust Bank.

                              Exhibit 23
                     Independent Auditors Consent

INDEPENDENT AUDITORS' CONSENT
==============================================================================

We consent to the incorporation by reference in Registration Statements No. 333-89285 and 333-48884 of EverTrust Financial Group, Inc. on Forms S-8 of our report dated April 27, 2001, incorporated by reference in the Annual Report on Form 10-K of EverTrust Financial Group, Inc. for the year ended March 31, 2001.

/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Seattle, Washington
June 21, 2001