Form 10-Q
period 2001-06-30
EVERTRUST FINANCIAL GROUP INC
filed 2001-08-07
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended................June 30, 2001
                                                   -------------
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

     (1)     Yes    X       No
                  -----        -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class :                     As of August 2, 2001
          ----------------                     --------------------
          Common stock,  no par value                6,753,419

                     EVERTRUST FINANCIAL GROUP, INC.
                            Table of Contents

                                                                         Page
                                                                         ----
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition as of June
         30, 2001 and March 31, 2001...................................... 1

         Consolidated Statements of Operations for the three months ended
         June 30, 2001 and 2000........................................... 2

         Consolidated Statements of Comprehensive Income for the three months ended June 30, 2001 and 2000.............................. 3

         Consolidated Statements of Changes in Equity for the three months ended June 30, 2001 and 2000.............................. 3

         Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000..................................... 4

         Notes to Consolidated Financial Statements....................... 5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.......................................................... 8

         Comparison of Financial Condition at June 30 and March
         31, 2001......................................................... 8

         Comparison of Operating Results for the three months ended
         June 30, 2001 and 2000...........................................11

         Liquidity and Capital Resources..................................13

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

         Asset and Liability Management and Market Risk...................14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................15

         Item 2.  Changes in Securities...................................15

         Item 3.  Defaults upon Senior Securities.........................15

         Item 4.  Submission of Matters to Vote of Stockholders...........15

         Item 5.  Other Information.......................................15

         Item 6.  Exhibits and Reports on Form 8-K........................15

SIGNATURES................................................................16

Part 1   Financial Information
------------------------------
Item 1   Financial Statement

                     EverTrust Financial Group, Inc.
              Consolidated Statements of Financial Condition
                     June 30, 2001 and March 31, 2001
                      (Dollar amounts in thousands)

                                                        June 30,   March 31,
                                                         2000        2001
                                                         ----        ----
ASSETS                                                (Unaudited)
Cash and cash equivalents, including interest
 bearing deposits of $7,941 and $14,993                 $13,932     $22,383
Securities available for sale, amortized cost of
 $54,616 and $62,701                                     55,269      63,299
Securities held to maturity, fair value of $8,021
 and $ 8,613                                              7,789       8,362
Federal Home Loan Bank stock, at cost                     4,733       4,652
Loans receivable, net of allowances of $7,712
 and $7,439                                             502,792     483,117
Loans held for sale, fair value of $ 1,546 and $800       1,523         794
Accrued interest receivable                               3,826       3,847
Premises and equipment, net                               9,663       9,542
Prepaid expenses and other assets                         5,676       6,407
                                                       --------    --------
     Total Assets                                      $605,203    $602,403
                                                       ========    ========
LIABILITIES AND EQUITY

Liabilities:
  Deposit accounts                                     $396,843    $397,643
  Federal Home Loan Bank advances and
    other borrowings                                     88,476      80,344
  Accounts payable and other liabilities                  3,801       4,270
                                                       --------    --------
     Total Liabilities                                  489,120     482,257
                                                       --------    --------
Equity:
  Common stock - no par value, 49,000,000 shares
    authorized, 6,914,919 shares and 7,258,243
    shares outstanding at June 30, 2001 and March
    31, 2001, respectively                               63,958      68,940
  Employee Stock Ownership Plan (ESOP) debt              (1,188)     (1,188)
  Retained earnings                                      55,700      55,033
  Shares held in trust for stock-related
    compensation plans                                   (2,818)     (3,034)
  Accumulated other comprehensive income                    431         395
                                                       --------    --------
     Total Equity                                       116,083     120,146
                                                       --------    --------

Total Liabilities and Equity                           $605,203    $602,403
                                                       ========    ========

                     EverTrust Financial Group, Inc.
                  Consolidated Statements of Operations
            For the Three Months Ended June 30, 2001 and 2000
         (Dollar amounts in thousands, except per share amounts)

                                                         2000        2001
                                                         ----        ----
                                                            (Unaudited)
INTEREST INCOME:
  Loans receivable                                      $10,617    $ 9,174
  Investment securities:
    Taxable interest income                                 940      1,425
    Tax-exempt interest income                               92         97
    Dividend income                                         137        168
                                                        -------    -------
      Total investment security income                    1,169      1,690
                                                        -------    -------
      Total interest income                              11,786     10,864
                                                        -------    -------
INTEREST EXPENSE:
  Deposit accounts                                        4,551      4,542
  Federal Home Loan Bank advances
    and other borrowings                                  1,106        687
                                                        -------    -------
      Total interest expense                              5,657      5,229
                                                        -------    -------
      Net interest income                                 6,129      5,635
PROVISION FOR LOAN LOSSES                                   250        300
                                                        -------    -------
      Net interest income after provision for
        loan losses                                       5,879      5,335
NONINTEREST INCOME
  Loan service fees                                         199        176
  Gain on sale of securities                                 23         61
  Gain on sale of loans                                      90         17
  Other, net                                                373        384
                                                        -------    -------
     Total noninterest income                               685        638
                                                        -------    -------
NONINTEREST EXPENSES
  Salaries and employee benefits                          2,622      1,914
  Occupancy and equipment                                   712        677
  Information processing costs                              220        213
  Other, net                                              1,031      1,017
                                                        -------    -------
     Total noninterest expenses                           4,585      3,821
                                                        -------    -------
     Earnings before federal income taxes                 1,979      2,152
FEDERAL INCOME TAXES                                        598        654
                                                        -------    -------
NET INCOME                                              $ 1,381    $ 1,498
                                                        =======    =======

Net income per common share - basic                       $0.21      $0.18
Net income per common share - diluted                     $0.20      $0.18

Weighted average shares outstanding - basic           6,643,997  8,109,741
Weighted average shares outstanding - diluted         6,783,806  8,109,741

Dividend paid per share                                   $0.10     $0.075

                     EverTrust Financial Group, Inc.
      Consolidated Statements of Comprehensive Income (In thousands)
            For the Three Months Ended June 30, 2001 and 2000

                                                         2000        2001
                                                         ----        ----
                                                             Unaudited

Net Income                                             $ 1,381     $ 1,498
Other Comprehensive Income, net of income taxes:
  Gross unrealized gain on securities:
    Unrealized holding gain during the period,
      net of deferred income tax expense (benefit)
      of $27 and $ 34                                       51          64
    Less adjustment of gains included in net income,
      net of income tax of $(8) and $(21)                  (15)        (40)
                                                       -------     -------
    Other comprehensive income (loss)                       36          24
                                                       -------     -------
Comprehensive Income                                   $ 1,417     $ 1,522
                                                       =======     =======

                     EverTrust Financial Group, Inc.
               Consolidated Statements of Changes in Equity
            For the Three Months Ended June 30, 2001 and 2000
                 (Dollar amounts in thousands, Unaudited)



                                                                         Shares held
                                                                         in trust
                                                                         for stock   Accum Other
                                                                          related      Compre-
                               Common Stock (1)     Debt                  compen-      hensive
                            Number of             related    Retained     sation       Income
                            Shares      Amount    to ESOP    Earnings     plans        (Loss)      Total
                           -------------------------------------------------------------------------------

Balance at April 1, 2000   8,536,937   $ 83,978  $ (1,584)   $ 52,271    $     -     $ (1,136)   $ 133,529

Common stock repurchased    (545,800)    (5,434)                                                    (5,434)
Net income                                                      1,498                                1,498
Dividends paid                                                   (612)                                (612)
Other comprehensive income,
 net of income taxes                                                                       24           24
                           ---------   --------  --------    --------    --------    --------    ---------
Balance at June 30, 2000   7,991,137     78,544    (1,584)     53,157          -       (1,112)     129,005
                           =========   ========  ========    ========    ========    ========    =========

Balance at April 1, 2001   7,258,243   $ 68,940  $ (1,188)   $ 55,033    $ (3,034)   $    395    $ 120,146

Common stock repurchased    (343,324)    (4,982)                                                    (4,982)
Amortization of compensation
  related to Management
  Recognition Plan (MRP)                                                      216                      216
Net income                                                      1,381                                1,381
Dividends paid                                                   (714)                                (714)
Other comprehensive income,
  net of income taxes                                                                      36           36
                           ---------   --------  --------    --------    --------    --------    ---------
Balance at June 30, 2001   6,914,919   $ 63,958  $ (1,188)   $ 55,700    $ (2,818)   $    431    $ 116,083
                           =========   ========  ========    ========    ========    ========    =========

                                                           3

             EverTrust Financial Group, Inc and Subsidiaries
           Consolidated Statements of Cash Flows (In thousands)
            For the Three Months Ended June 30, 2001 and 2000

                                                         2000        2001
                                                         ----        ----
                                                             Unaudited
OPERATING ACTIVITIES:
  Net income                                            $1,381      $1,498
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation and amortization of premises
      and equipment                                        335         262
    Dividends on Federal Home Loan Bank stock and
      accretion of investment security discounts          (115)       (112)
    Gain on sale of premises and equipment and
      real estate owned                                      -         (61)
    Amortization of investment security premiums            77          49
    Loss on limited partnership                             27          27
    Provision for losses on loans                          250         300
    Amortization of deferred loan fees and costs          (413)       (201)
    Loan fees deferred                                     424         374
    Proceeds from sale of loans                          7,135         814
    Loans originated for sale                           (7,585)       (814)
    Deferred taxes                                          18         213
    Amortization of compensation related to MRP            216           -
    Accrued interest receivable                             21        (432)
    Prepaid expenses and other assets                      667        (142)
    Accounts payable and other liabilities                (469)       (373)
                                                       -------     -------
  Net cash provided (used) by operating activities       1,968       1,402
INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
    for sale                                             8,782      12,308
  Proceeds from maturities of securities held to
    maturity                                               573         614
  Proceeds from sale of securities available for sale    2,895         704
  Purchases of securities available for sale            (3,634)     (4,938)
  Purchases of Federal Home Loan Bank stock                  -         (75)
  Loan principal payments                               36,657      18,162
  Loans originated or acquired                         (56,871)    (49,759)
  Net additions to premises and equipment                 (455)       (201)
                                                       -------     -------
  Net cash used by investing activities                (12,054)    (23,185)
                                                       -------     -------
FINANCING ACTIVITIES:
  Net increase in deposit accounts                        (800)     (2,654)
  Repurchase shares of common stock                     (4,982)     (5,434)
  Dividends paid on common stock                          (714)       (612)
  Proceeds from other borrowings                         1,000      15,945
  Repayment of other borrowings                              -      (1,880)
  Proceeds from Federal Home Loan Bank advances         28,150      54,462
  Repayments of Federal Home Loan Bank advances        (21,018)    (36,017)
                                                       -------     -------
  Net cash provided by financing activities              1,636      23,810
                                                       -------     -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (8,450)      2,027
CASH AND CASH EQUIVALENTS:
  Beginning of quarter                                  22,383       7,652
                                                       -------     -------
  End of quarter                                       $13,932     $ 9,679
                                                       =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
  Cash paid during the year for:
    Interest on deposits                                $4,617      $4,534
    Federal income taxes                                $    -      $  451
    Interest on borrowings                              $1,064      $  453

                     EverTrust Financial Group, Inc.
                Notes to Consolidated Financial Statements
                     Three Months Ended June 30, 2001
                               (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.
The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank, I-Pro, Inc. (I-Pro), and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K dated June 25, 2001.

Note 2 - Recent Events
----------------------

In March 2001, EverTrust Bank formed EverTrust Asset Management, a Washington chartered trust company ("ETAM"), which was capitalized on May 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM.

Effective July 1, 2001 the Company has integrated its item processing subsidiary, I-Pro, Inc., into the operations of its principal subsidiary, EverTrust Bank. Although I-Pro will no longer operate as a separate corporation, the group will continue to provide check processing and statement rendering services for EverTrust Bank and will support the work of EverTrust Asset Management and other Company operating units as needed.

Note 3 - Stock Repurchases
--------------------------

In July, 2001, the Company announced a fourth plan to repurchase up to 691,492 shares, or 10% , of the Company's outstanding common stock. As of June 30, 2001, the Company has completed its first three rounds, repurchasing approximately 2.1 million shares of its common stock since its initial repurchase plan was approved in January 2000.

Note 4 - Earnings per share
---------------------------

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 139,809 for the three months ended June 30, 2001.

Note 5 - Lines of Business
--------------------------

EverTrust manages the business activities of EverTrust Bank's retail division, commercial banking group, I-Pro and MB Cap. The operating results of EverTrust, MB Cap and I-Pro have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                       Three Months Ended June 30, 2001
                             -----------------------------------------------
                                        The Bank's
                             The Bank's commercial
                              retail     banking            Elimin-
                             division   group (1)   Other   ations    Totals
                             --------   ---------   -----   -------   -------

Condensed income statement:
Net interest income after
  provision for loan losses   $  5,101   $   330  $    448 $       -  $  5,879
Other income                       606        76     1,570    (1,567)      685
Other expense                    3,578       284       828      (105)    4,585
                              --------   -------  -------- ---------  --------
Income before income taxes       2,129       122     1,190    (1,462)    1,979
Income taxes                       650        40       (92)        -       598
                              --------   -------  -------- ---------  --------
Net Income                    $  1,479   $    82  $  1,282 $  (1,462) $  1,381
                              ========   =======  ======== =========  ========
Total assets                  $549,003   $42,443  $121,089 $(107,332) $605,203
                              ========   =======  ======== =========  ========

(1) Formerly Commercial Bank of Everett

                                     Three Months Ended June 30, 2000
                             -----------------------------------------------
                                        The Bank's
                             The Bank's commercial
                              retail     banking            Elimin-
                             division   group (1)   Other   ations    Totals
                             --------   ---------   -----   -------   -------

Condensed income statement:
Net interest income after
  provision for loan losses   $  4,447   $   296  $    592 $       -  $  5,335
Other income                       582        47     1,661    (1,652)      638
Other expense                    2,789       351       839      (158)    3,821
                              --------   -------  -------- ---------  --------
Income before income taxes       2,240        (8)    1,414    (1,494)    2,152
Income taxes                       681        (2)      (25)        -       654
                              --------   -------  -------- ---------  --------
Net Income                    $  1,559   $    (6) $  1,439 $  (1,494) $  1,498
                              ========   =======  ======== =========  ========
Total assets                  $527,159   $26,983  $134,456 $(108,427) $580,171
                              ========   =======  ======== =========  ========

(1) Formerly Commercial Bank of Everett

Note 6 - Additional Information Regarding Investment Securities
---------------------------------------------------------------

The following table sets forth the composition of EverTrust investment portfolio at the dates indicated:

                                      June 30, 2001        March 31, 2001
                                  Amortized     Fair     Amortized     Fair
                                     Cost      Value        Cost      Value
                                     ----      -----        ----      -----
Available for sale:
Investment securities:
  U.S. Government Agency
    obligations                    $ 4,895    $ 5,023     $ 4,985    $ 5,124
  Corporate obligations             15,652     15,751      20,672     20,801
  Municipal obligations              5,235      5,266       5,236      5,260
  Equity securities                  5,532      5,451       6,650      6,407
  Certificates of deposit              197        200         195        200
  Mortgage-backed securities        23,105     23,579      24,963     25,507
                                   -------    -------     -------    -------
     Total available for sale      $54,616    $55,269     $62,701    $63,299
                                   =======    =======     =======    =======
Held to Maturity:
Investment securities:
  U.S. Government Agency
    obligations                    $ 2,506    $ 2,594     $ 2,507    $ 2,611
  Corporate obligations                994      1,022         992      1,024
  Municipal obligations              3,318      3,396       3,634      3,709
  Certificates of deposit                -          -           -          -
  Mortgage-backed securities           972      1,008       1,229      1,269
                                   -------    -------     -------    -------
     Total held to maturity        $ 7,789    $ 8,021     $ 8,362    $ 8,613
                                   =======    =======     =======    =======
  Total                            $62,404    $63,288     $71,062    $71,911
                                   =======    =======     =======    =======

At June 30, 2001 equity securities were comprised of, at cost, $2.4 million ($2.3 million fair value) in common stock of publicly traded companies, of approximately $161,000 (of approximately $157,000 fair value) in trust preferred securities and $2.9 million ($2.9 million fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings
-----------------------------------------------------------------------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                 June 30, 2001    March 31, 2001
                                 -------------    --------------
Nonamortizing:
  Due within 1 year                 $33,352           $35,002
  After 1 year through 2 years       12,700            10,000
  After 2 years through 3 years      10,150             5,650
  After 3 years through 5 years      15,250            11,650
  After 5 years through 10 years     12,200            13,000
  After 10 years                      4,100             4,300
Amortizing:
  After 10 years                        724               742
                                    -------           -------
                                    $88,476           $80,344
                                    =======           =======

Note 8 - Recently issued accounting standards not yet adopted
-------------------------------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. The Company adopted SFAS 133 and the corresponding amendments under SFAS 138 on April 1, 2001. The adoption of SFAS 133, as amended by SFAS 138, did not have a material impact on EverTrust's consolidated results of operations, financial position or cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank, I-Pro and MB Cap. EverTrust Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and one loan production office in King County, Washington. EverTrust Bank considers the communities in Snohomish County, Washington, as its primary market area for making loans and attracting deposits. EverTrust Bank also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EverTrust's principal business is attracting deposits from the general public and using those funds to originate residential (including multi-family) mortgage loans as well as commercial real estate and construction loans. I-Pro is located in Kent, Washington, and provides backroom banking services for EverTrust Bank. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

In December 2000, the Company established the EverTrust Financial Center in downtown Bellevue, Washington. From this location, EverTrust Bank will serve East King County as well as Seattle and offers an expanded line of financial products and services including enhanced jumbo home loan programs, commercial real estate loans, private banking, and business banking services. EverTrust Bank's commercial mortgage banking group provides portfolio and secondary market products from commercial loan organization offices located in Tacoma, Bellevue, Seattle and Everett.

In March 2001, EverTrust Bank formed EverTrust Asset Management, a Washington chartered trust company ("ETAM"), which was capitalized on May 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM.

Comparison of Financial Condition at June 30, and March 31, 2001
----------------------------------------------------------------

Total assets increased $2.8 million from $602.4 million at March 31, 2001 to $605.2 million at June 30, 2001. The majority of the increase was the result of growth in the loan portfolio partially offset by decreases in the investment portfolio and cash and cash equivalents.

Cash and cash equivalents decreased $8.5 million from $22.4 million at March 31, 2001 to $13.9 million at June 30, 2001. The change was primarily due to decreased balances of overnight interest-bearing deposits used to fund growth in the loan portfolio.

The investment portfolio (including FHLB stock) decreased $8.5 million, or 11.2%, from $76.3 million at March 31, 2001 to $67.8 million at June 30, 2001. The decrease was due to sales and maturities, the proceeds of which were used to fund growth in the loan portfolio.

Loans receivable increased $19.7 million, or 4.1%, from $483.1 million at March 31, 2001 to $502.8 million at June 30, 2001. The increase was due primarily to growth in the commercial real estate loan portfolio of $18.7 million, from $168.2 million at March 31, 2001 to $186.9 million at June 30, 2001 and the business loan portfolio of $5.5 million, from $31.7 million at March 31, 2001 to $37.2 million at June 30, 2001. These increases were partially offset by decreases in the multifamily construction portfolio of $5.4 million, from $62.1 million at March 31, 2001 to $56.7 million at June 30, 2001 and the multifamily residential portfolio of $4.3 million from $128.8 million at March 31, 2001 to $124.5 million at June 30, 2001.

The following table provides additional detail on EverTrust's loans (in thousands):

                                              June 30, 2001   March 31, 2001
                                              -------------   --------------
Real estate:
  One to four family residential                  $65,026        $66,911
  One to four family construction and
    land development                               41,930         40,729
  Income property:
    Commercial construction                        26,449         25,475
    Commercial real estate                        186,854        168,199
    Multifamily construction                       56,656         62,055
    Multifamily residential                       124,527        128,846
Consumer:
  Home equity and second mortgages                 25,402         25,756
  Credit cards                                      2,374          2,426
  Other installment loans                           5,763          6,219
Business loans                                     37,236         31,707
                                                 --------       --------
                                                  572,217        558,323
                                                 --------       --------
Less:
  Undisbursed loan proceeds                       (57,845)       (63,888)
  Deferred loan fees and other                     (3,868)        (3,879)
  Reserve for loan losses                          (7,712)        (7,439)
                                                 --------       --------
                                                  (69,425)       (75,206)
                                                 --------       --------
Loans receivable, net                            $502,792       $483,117
                                                 ========       ========
Loans held for sale                                $1,523           $794
                                                 ========       ========

At June 30, 2001, EverTrust had $1.9 million in loans accounted for on a non-accrual basis compared to $1.3 million at March 31, 2001. Nonperforming loans at June 30, 2001 consist primarily of loans to three borrowers that management believes are well-secured. The following table provides a roll-forward of EverTrust's allowance for loan losses for the three months ended June 30, 2001 and 2000 (in thousands):

                                            2001        2000
                                            ----        ----

Allowance at beginning of period           $7,439      $6,484
Provision for loan losses                     250         300
Charge-offs                                     -          (3)
Recoveries                                     23           4
                                           ------      ------
Balance at end of period                   $7,712      $6,785
                                           ======      ======

Total deposits of EverTrust decreased by approximately $800,000 from $397.6 million at March 31, 2001 to $396.8 million at June 30, 2001. The change is primarily the result of decreases in time deposit accounts of $2.5 million from $213.4 million at March 31, 2001 to $210.9 million at June 30, 2001, and non-interest-bearing accounts of approximately $700,000 from $8.5 million at March 31, 2001 to $7.8 million at June 30, 2001 partially offset by increases in money market deposits of $3.1 million from $127.0 million at March 31, 2001 to $130.1 million at June 30, 2001.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                      At June 30, 2001    At March 31, 2001
                                     -----------------   ------------------
                                     Amount        %     Amount         %
                                     -----------------   ------------------

  Noninterest-bearing accounts        $7,814     2.0 %    $8,462      2.1 %
  Savings accounts                    10,314     2.6 %    10,867      2.7 %
  Checking accounts                   37,681     9.5 %    37,942      9.5 %
  Money market accounts              130,146    32.8 %   127,010     31.9 %
  Time deposits by
    original term:
     One to 11 months                 38,711     9.8 %    36,041      9.1 %
     12 to 23 months                  80,513    20.3 %    83,641     21.0 %
     24 to 35 months                  20,860     5.3 %    23,601      5.9 %
     36 to 59 months                  17,742     4.5 %    17,500      4.4 %
Time deposits maturing after
  59 months                           53,062    13.4 %    52,579     13.2 %
                                    ------------------  -------------------
                                     210,888    53.1 %   213,362     53.7 %
                                    ------------------  -------------------
Total                               $396,843   100.0 %  $397,643    100.0 %
                                    ==================  ===================

Federal Home Loan Bank advances and other borrowings increased $8.2 million from $80.3 million at March 31, 2001 to $88.5 million at June 30, 2001. The increased borrowings were used primarily to fund growth in the loan portfolio.

Total equity decreased $4.0 million at June 30, 2001 to $116.1 million compared to $120.1 million at March 31, 2001. Earnings of $1.4 million for the quarter ended June 30, 2001 were more than offset by the repurchase of shares of the Company's common stock for $5.0 million and dividends paid of $714,000.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and
2000
----------------------------------------------------------------------------

General. Net income decreased approximately $117,000 from $1.5 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001. The decrease is due primarily to $359,000 in expenses associated with the addition of ETAM in downtown Seattle and the new office in Tacoma, Washington, and compensation costs relating to production, personnel and employee benefit plan costs.

Net Interest Income. Net interest income increased 8.8% from $5.6 million for the three months ended June 30, 2000 to $6.1 million for the three months ended June 30, 2001. The change is due primarily to higher average balances of interest-earning assets.

Interest income increased approximately $922,000 from $10.9 million for the three months ended June 30, 2000 to $11.8 million for the same period in 2001. During this same time period, the average balance of interest-earning assets increased from $544.3 million for the three months ended June 30, 2000 to $580.3 million for the three months ended June 30, 2001 resulting in an increase of approximately $892,000 in income. The yield on interest-earning assets increased from 7.98% for the three months ended June 30, 2000 to 8.12% for the same period in 2001 increasing income $10,000. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities, a decrease in cash equivalents and increased borrowings. The increase in the yield on interest-earning assets is due primarily to the shift in assets from investments to higher yielding loans.

Interest expense increased $428,000 from $5.2 million for the three months ended June 30, 2000 to $5.7 million for the same period in 2001. The average balance of interest-bearing liabilities increased 10.5% or $43.5 million from $414.6 million at June 30, 2000 to $458.1 million for the three months ended June 30, 2001 resulting in an increase of $673,000 in expense. This increase was offset by an $195,000 decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 5.05% for the three months ended June 30, 2000 to 4.94% for the same period in 2001. The reduction is due to interest rate decreases. The average balance of borrowings comprised 16.4% of interest-bearing liabilities for the quarter ended June 30, 2001 compared to 10.2% for the same period in 2000.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios:


                                                   Three months ended June 30
                                    --------------------------   ---------------------------
                                               2001                          2000
                                    --------------------------   ---------------------------
                                              Interest                     Interest
                                    Average     and     Yield/   Average     and      Yield/
                                    Balance  Dividends   Cost    Balance   Dividends   Cost
                                    -------  ---------   ----    -------   ---------   ----
                                                      (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net (1)        $499,826   $10,617    8.50%  $437,048   $9,173      8.40%
  Investment securities              68,582     1,015    5.92%   101,229    1,596      6.31%
  Federal Home Loan Bank stock        4,652        81    6.96%     4,339       70      6.45%
  Cash and cash equivalent            7,208        73    4.05%     1,648       25      6.07%
                                   --------   -------   -----   --------   ------     -----
    Total interest-earning assets   580,268    11,786    8.12%   544,264   10,864      7.98%
                                              -------   -----              ------     -----


Noninterest-earning assets           11,610                       12,353
                                   --------                     --------
    Total average assets           $591,878                     $556,617
                                   ========                     ========
Interest-bearing liabilities:
  Savings accounts                  $10,525       $72    2.74%   $10,180      $72      2.83%
  NOW accounts                       35,482       194    2.19%    35,425      229      2.59%
  Money market deposit accounts     126,853     1,211    3.82%   124,393    1,347      4.33%
  Certificates of deposit           210,025     3,074    5.85%   202,155    2,893      5.72%
                                   --------   -------   -----   --------   ------     -----
    Total deposits                  382,885     4,551    4.75%   372,153    4,541      4.88%
  Borrowings                         75,171     1,106    5.89%    42,431      688      6.49%
                                   --------   -------   -----   --------   ------     -----
    Total interest-bearing
      liabilities                   458,056     5,657    4.94%   414,584    5,229      5.05%
                                              -------   -----              ------     -----
Noninterest-bearing liabilities      14,116                       11,732
Total average liabilities           472,172                      426,316
Average equity                      119,706                      130,301
                                   --------                     --------
Total liabilities and equity       $591,878                     $556,617
                                   ========                     ========
Net interest income                            $6,129                      $5,635
                                               ======                      ======
Interest rate spread                                     3.18%                         2.94%
                                                         ====                          ====
Net interest margin                                      4.22%                         4.14%
                                                         ====                          ====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                126.68%                      134.36%
                                     ======                       ======
1.Average loans receivable includes non-performing loans.  Interest income does not include interest on loans 90 days or more past due.
2.Rounding may be present in above schedule.


Provision for Loan Losses. During the three months ended June 30, 2001, the provision for loan losses was $250,000, compared to $300,000 for the same period in 2000, a decrease of $50,000. The decrease is attributable to a decline in internally classified loans for the same period. The allowance for loan losses increased $273,000 from $7.4 million at March 31, 2001 to $7.7 million at June 30, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.51% at June 30, 2001 and March 31, 2000, and 1.49% at June 30, 2000.

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

Non-interest Income. Non-interest income increased $47,000 from $638,000 for the three months ended June 30, 2000 to $685,000 for the same period in 2001. The change is due primarily to increased loan service fees and gains on loans held for sale. At June 30, 2001, the Company had $1.5 million of loans held for sale compared to $794,000 at March 31,2001.

Non-interest Expense. Non-interest expense increased $764,000 from $3.8 million for the three months ended June 30, 2000 to $4.6 million for the same period in 2001. The increase is due primarily to additional salary and employee benefits of $708,000 from $1.9 million for the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001. Compensation expense increased as the result of increased staffing levels primarily due to the start up of the EverTrust Financial Center in Bellevue, ETAM and the commercial mortgage banking group in Tacoma, Washington. The Company also incurred $349,000 in employee benefit plans expense during the current period compared to $100,000 during the same period last year. Occupancy and equipment expenses increased $35,000 from $677,000 for the three months ended June 30, 2000 to $712,000 for the three months ended June 30, 2001. The increase is due to expenses associated with the three (Bellevue, ETAM and Tacoma) new offices. Other expenses increased $14,000 for the three months ended June 30, 2001. Additional advertising expense associated with the ETAM opening was the primary reason for the increase.

Provision for Income Taxes. Federal income taxes decreased $56,000 from 654,000 for the three months ended June 30, 2000 to $598,000 for the three months ended June 30, 2001. The change is due to decreased taxable earnings.

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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business loans. During the three months ended June 30, 2001, the Company funded $56.9 million in new loans. In addition, during this three month period, funds were used to purchase $3.6 million in investment securities and to repurchase shares of the Company's common stock for $5.0 million. These activities were funded by loan repayments, a reduction in cash equivalents, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

EverTrust must maintain adequate levels of liquidity to ensure the availa-bility of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                          Minimum for Capital
                                             Actual        adequacy purposes
                                             ------        -----------------
                                        Amount    Ratio     Amount    Ratio
                                        ------    -----     ------    -----
June 30, 2001:
 Total capital to risk-weighed assets  $122,758   22.1%    $44,518     8.0%
 Tier 1 capital to risk-weighted
   assets                              $115,914   20.8%    $22,259     4.0%
Tier 1 leverage capital to average
   assets                              $115,914   18.7%    $24,794     4.0%

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk
----------------------------------------------

EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan service fees and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at June 30, 2001. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

Part II   Other Information
---------------------------

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

ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

       3.1   Articles of Incorporation of the Registrant (1)
       3.2   Bylaws of the Registrant (1)
       10.1  401(k) Employee Savings and Profit Sharing Plan and Trust (1)
       10.2  Employee Severance Compensation Plan (2)
       10.3  Employee Stock Ownership Plan (1)
       10.4  Employment Agreement with Michael B. Hansen (2)
       10.5  Employment Agreement with Michael R. Deller (2)
       10.6  Employment Agreement with Jeffrey R. Mitchell (2)
       10.7  2000 Stock Option Plan (3)
       10.8  2000 Management Recognition Plan (3)
   ---------------------------------------------------------------------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.
------------------------------

 (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                Signatures
                                ----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EverTrust Financial Group, Inc.

August 7, 2001                    /s/Michael B. Hansen
                                  -------------------------------
                                  Michael B. Hansen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


August 7, 2001                    /s/Jeffrey R. Mitchell
                                  --------------------------------
                                  Jeffrey R. Mitchell
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)