Form 10-Q
period 2001-09-30
EVERTRUST FINANCIAL GROUP INC
filed 2001-11-06
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the quarterly period ended. . . . . . . . . . . September 30, 2001
                                                           ------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from                to
                                     ---------------    ----------------

                           Commission File Number 0-26993

                           EVERTRUST FINANCIAL GROUP, INC.
                           -------------------------------
                  (Exact name of registrant as specified in its charter)

    Washington                                                  91-1613658
------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  2707 Colby Ave. Suite 600, Everett, Washington 98201
                  ----------------------------------------------------
                  (Address of principal executive offices and zip code)

                                  (425) 258-3645
                                  ---------------
                (Registrant's telephone number, including area code)
                ----------------------------------------------------

                                         NA
                                --------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1)     Yes  X       No
                         -----       -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                         As of November 1, 2001
          ---------------                         ----------------------

          Common stock, no par value                           5,429,769
                                                               ---------

                         EVERTRUST FINANCIAL GROUP, INC.
                              Table of Contents

                                                                    Page
                                                                    ----
PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial
         Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition as
         of September 30, 2001 and March 31, 2001                    1

         Consolidated Statements of Operations for the three
         six months ended September 30, 2001 and 2000                2

         Consolidated Statements of Comprehensive Income
         for the six months ended September 30, 2001 and 2000        3

         Consolidated Statements of Changes in Equity for
         the six months ended September 30, 2001 and 2000            3

         Consolidated Statements of Cash Flows for the six
         months ended September 30, 2001 and 2000                    4

         Notes to Consolidated Financial Statements                  5

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         General                                                     9

         Comparison of Financial Condition at September 30
         and March 31, 2001                                          9

         Comparison of Operating Results for the three and six
         months ended September 30, 2001 and 2000                    12

         Liquidity and Capital Resources                             17

ITEM 3 - Quantitative and Qualitative Disclosures About Market
         Risk

         Asset and Liability Management and Market Risk              18

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                 19

          Item 2.  Changes in Securities                             19

          Item 3.  Defaults upon Senior Securities                   19

          Item 4.  Submission of Matters to Vote of Stockholders     19

          Item 5.  Other Information                                 19

          Item 6.  Exhibits and Reports on Form 8-K                  19

SIGNATURES                                                           20

Part 1 - Financial Information
------------------------------
Item 1 - Financial Statement

                            EverTrust Financial Group, Inc.
                     Consolidated Statements of Financial Condition
                         September 30, 2001 and March 31, 2001
                             (Dollar amounts in thousands)


                                                   September 30,    March 31,
                                                       2001           2001
                                                       ----           ----
ASSETS                                             (Unaudited)

Cash and cash equivalents, including interest
 bearing deposits of $2,005 and $14,993             $   10,133    $   22,383
Securities available for sale, amortized cost
 of $50,620 and $62,701                                 51,397        63,299
Securities held to maturity, fair value of
 $7,955 and $8,613                                       7,665         8,362
Federal Home Loan Bank stock, at cost                    4,817         4,652
Loans receivable, net of allowances of $8,037
 and $7,439                                            530,138       483,117
Loans held for sale, fair value of $598 and $800           573           794
Accrued interest receivable                              3,668         3,847
Premises and equipment, net                              9,780         9,542
Prepaid expenses and other assets                        6,559         6,407
                                                     -------------------------
          Total Assets                              $  624,730     $ 602,403
                                                     =========================

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                  $  412,911     $ 397,643
  Federal Home Loan Bank advances and other
   borrowings                                          104,606        80,344
  Accounts payable and other liabilities                12,669         4,270

                                                     -------------------------
          Total Liabilities                            530,186       482,257
                                                     -------------------------

COMMITMENTS AND CONTINGENCIES

EQUITY:
  Common stock - no par value, 49,000,000 shares
   authorized, 5,429,769 shares and 7,258,243
   shares outstanding at September 30, 2001 and
   March 31, 2001, respectively                         41,497        68,940
  Employee Stock Ownership Plan (ESOP) debt             (1,188)       (1,188)
  Retained earnings                                     56,323        55,033
  Shares held in trust for stock-related
   compensation plans                                   (2,601)       (3,034)
  Accumulated other comprehensive income                   513           395

                                                      ------------------------
          Total Equity                                  94,544       120,146
                                                      ------------------------

Total Liabilities and Equity                         $ 624,730     $ 602,403
                                                     =========================

                                    EverTrust Financial Group, Inc.
                                  Consolidated Statements of Operations
                      For the Three and Six Months Ended September 30, 2001 and 2000
                          (Dollar amounts in thousands, except per share amounts)

                                            Three Months Ended September 30,  Six Months Ended September 30,
                                                 2001            2000            2001           2000
                                                 ----            ----            ----           ----
                                                     (Unaudited)                      (Unaudited)

INTEREST INCOME:
   Loans receivable                          $   10,832    $   10,207       $   21,449     $   19,381
   Investment securities:
      Taxable interest income                       832         1,356            1,772          2,781
      Tax-exempt interest income                     89            95              181            192
      Dividend income                               119           162              256            330
                                             -------------------------      --------------------------
        Total investment security income          1,040         1,613            2,209          3,303
                                             -------------------------      --------------------------
        Total interest income                    11,872        11,820           23,658         22,684
INTEREST EXPENSE:
   Deposit accounts                               4,313         4,816            8,864          9,358
   Federal Home Loan Bank advances
    and other borrowings                          1,226         1,169            2,332          1,856
                                             --------------------------     ---------------------------
        Total interest expense                    5,539         5,985           11,196         11,214
                                             --------------------------     ---------------------------
        Net interest income                       6,333         5,835           12,462         11,470
PROVISION FOR LOAN LOSSES                           375           375              625            675
                                             --------------------------     ---------------------------
        Net interest income after
         provision for loan losses                5,958         5,460           11,837         10,795
NONINTEREST INCOME:
   Loan service fees                                215           161              414            337
   Gain on sale of securities                         1           157               24            218
   Gain on sale of loans                            139            34              229             51
   Other, net                                       373           366              746            750
                                             --------------------------     ---------------------------
        Total noninterest income                    728           718            1,413          1,356
                                             --------------------------     ---------------------------
NONINTEREST EXPENSES:
   Salaries and employee benefits                 2,828          2,863           5,450          4,777
   Occupancy and equipment                          721            650           1,433          1,328
   Information processing costs                     267            227             487            441
   Other, net                                       966            988           1,997          2,003
                                              -------------------------      --------------------------
        Total noninterest expenses                4,782          4,728           9,367          8,549
                                              -------------------------      --------------------------
        Earnings before federal income taxes      1,904          1,450           3,883          3,602
                                              -------------------------      --------------------------
FEDERAL INCOME TAXES                                572            414           1,169          1,068
                                              -------------------------      --------------------------
NET INCOME                                    $   1,332      $   1,036       $   2,714      $   2,534
                                              =========================      ==========================

Net income per common share - basic           $    0.21      $    0.13       $    0.42      $    0.32
Net income per common share - diluted         $    0.21      $    0.13       $    0.41      $    0.32

Weighted average shares outstanding - basic   6,283,363      7,804,313       6,500,207      7,956,192
Weighted average shares outstanding - diluted 6,482,488      7,804,313       6,668,645      7,956,192


                                      EverTrust Financial Group, Inc.
                      Consolidated Statements of Comprehensive Income (In thousands)
                           For the Six Months Ended September 30, 2001 and 2000

                                                                      2001                2000
                                                                      ----                ----
                                                                             (Unaudited)
Net Income                                                         $     2,714      $     2,534
Other Comprehensive Income, net of income taxes:
   Gross unrealized gain on securities:
   Unrealized hold gain during the period,
    net of deferred income tax expense
    of $69 and $334                                                        134              649
   Less adjustment of gains included in net income,
    net of income tax of $(8) and $(74)                                    (16)            (144)
                                                                   -----------------------------
   Other comprehensive income (loss)                                       118              505
                                                                   -----------------------------

Comprehensive Income                                               $     2,832      $     3,039
                                                                   =============================

                                     EverTrust Financial Group, Inc.
                               Consolidated Statements of Changes in Equity
                           For the Six Months Ended September 30, 2001 and 2000
                                 (Dollar amounts in thousands, Unaudited)


                                                                         Shares held
                                                                         in trust
                                                                         for stock  Accumulated
                                                                         related       Other
                               Common Stock        Debt                  compen-       Compre
                            Number of             related    Retained    sation       hensive
                            Shares      Amount    to ESOP    Earnings     plans        Income      Total
                           -------------------------------------------------------------------------------
Balance at April 1, 2000   8,536,937  $  83,978 $  (1,584)  $  52,271   $   -        $ (1,136)   $ 133,529
Common stock repurchased    (686,800)    (7,147)                                                    (7,147)
Restricted stock issued
 to MRP compensation plan                 4,335                          (4,335)                         -
Amortization of compensation
 related to Management
 Recognition Plan (MRP)                                                     873                        873
Net income                                                      2,534                                2,534
Dividends paid                                                 (1,252)                              (1,252)
Other comprehensive income,
 net of income taxes                                                                      505          505
                           ---------------------------------------------------------------------------------
Balance at September 30,
 2000                      7,850,137  $  81,166  $  (1,584)  $ 53,553   $    (3,462)  $  (631)    $ 129,042
                           =================================================================================

Balance at April 1, 2001   7,258,243  $  68,940  $  (1,188)  $ 55,033   $    (3,034)  $   395     $ 120,146

Common stock repurchased  (1,828,474)   (27,443)                                                    (27,443)
Amortization of
 compensation related to
 Management Recognition
 Plan (MRP)                                                                     433                     433
Net income                                                      2,714                                 2,714
Dividends paid                                                 (1,424)                               (1,424)
Other comprehensive income,
 net of income taxes                                                                     118            118
                          ----------------------------------------------------------------------------------
Balance at September 30,
 2001                     5,429,769   $  41,497  $  (1,188)  $ 56,323    $   (2,601)   $  513     $  94,544
                          ==================================================================================


        EverTrust Financial Group, Inc and Subsidiaries
       Consolidated Statements of Cash Flows (In thousands)
       For the Six Months Ended September 30, 2001 and 2000

                                           2001                  2000
                                         --------              --------
                                                   (Unaudited)
OPERATING ACTIVITIES:
   Net income                          $    2,714           $     2,534
   Adjustments to reconcile net
        income to net cash provided
        (used) by operating activities:
      Depreciation and amortization of
        premises and equipment                695                   527
      Dividends on Federal Home Loan
        Bank stock and accretion of
        investment security discounts        (235)                 (226)
      Gain on sale of premises, equipment,
        securities, and real estate owned     (29)                 (218)
      Amortization of investment security
        premiums                              372                    94
      Loss on limited partnership              54                    54
      Provision for losses on loans           625                   675
      Amortization of deferred loan fees
        and costs                          (1,083)                 (457)
      Loan fees deferred                      977                 1,014
      Proceeds from sale of loans          12,739                 2,936
      Loans originated for sale           (10,726)               (3,172)
      Deferred taxes                           61                  (429)
      Amortization of compensation
         related to MRP                       433                   873
      Cash provided (used) by changes in
            operating assets and
            liabilities:
        Accrued interest receivable           179                  (300)
        Prepaid expenses and other assets    (105)                  653
        Accounts payable and other
           liabilities                      8,400                   269
                                        ---------             ---------
   Net cash provided (used) by
      operating activities                 15,071                 4,827

INVESTING ACTIVITIES:
   Proceeds from maturities of
      securities available for sale        15,876                22,660
   Proceeds from maturities of
      securities held to maturity             699                   848
   Proceeds from sale of securities
      available for sale                    2,935                 1,524
   Purchases of securities available
      for sale                             (7,035)               (5,881)
   Purchases of Federal Home Loan
      Bank stock                                -                   (75)
   Loan principal payments                 76,661                37,146
   Loans originated or acquired          (126,216)              (95,487)
   Net additions to premises and
      equipment                              (904)               (1,530)
                                        ---------             ----------

   Net cash used by investing
      activities                          (37,984)              (40,795)
                                        ---------             ----------

FINANCING ACTIVITIES:
   Net increase in deposit accounts        15,268                 4,982
   Repurchase shares of common stock      (27,443)               (7,147)
   Dividends paid on common stock          (1,424)               (1,252)
   Proceeds from other borrowings           2,850                17,445
   Repayment of other borrowings           (2,861)               (2,130)
   Proceeds from Federal Home Loan
      Bank advances                       60,450                109,235
   Repayments of Federal Home Loan
      Bank advances                      (36,177)               (83,369)
                                        ---------             ----------
   Net cash provided by financing
      activities                          10,663                 37,764
                                        ---------             ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      (12,250)                 1,796

CASH AND CASH EQUIVALENTS:
   Beginning of period                    22,383                  7,652
                                        ---------              ---------

   End of period                       $   10,13             $    9,448
                                        =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION:

   Cash paid during the year for:

     Interest on deposits              $   8,969             $    9,293
     Federal income taxes              $   1,140             $    1,496
     Interest on borrowings            $   2,256             $    1,516

                          EverTrust Financial Group, Inc.
                    Notes to Consolidated Financial Statements
                       Six Months Ended September 30, 2001
                                  (Unaudited)


Note 1 - Basis of Presentation
-------------------------------

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company)and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.
The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank (EverTrust Bank or Bank)and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 25, 2001.

Note 2 - Recent Events
----------------------

In March 2001, EverTrust Bank formed EverTrust Asset Management, a Washington chartered trust company (ETAM), which began operations on June 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled to provide services on behalf of ETAM.

Effective July 1, 2001 the Company integrated its item processing subsidiary, I-Pro, Inc., into the operations of its principal subsidiary, EverTrust Bank. Although I-Pro no longer operates as a separate corporation, I-Pro continues to provide check processing and statement rendering services for EverTrust Bank and supports the work of EverTrust Asset Management and other Company operating units as needed.

In July 2000, the shareholders of the Company approved the 2000 Management Recognition Plan (MRP). The purpose of the Plan is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards for 359,450 to its directors and certain employees in August 2000 with one fifth vesting each October 1 beginning in 2000. As of October 1, 2001, 143,782 shares have vested under the MRP plan.

Note 3 - Stock Repurchases
--------------------------

In July 2001, the Company announced a fourth repurchase up to 691,492 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 211,500 shares by September 7, 2001. As part of the SEC's easing of restrictions on stock repurchases in an effort to stimulate the stock market following the September 11, 2001 terrorist attacks in New York and Washington, D.C., the Company rescinded the July 2001 repurchase plan and simultaneously announced a 10% share repurchase plan on September 17, 2001 and an additional 10% share repurchase plan on September 24, 2001. A total of 1,273,650 shares were repurchased under the September 17 and 24, 2001 repurchase plans. The Company has now repurchased a total of 3.6 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share
---------------------------

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 199,125, and 0, for the three months ended September 30, 2001 and 2000, respectively, and 168,438, and 0, for the six months ended September 30, 2001 and 2000, respectively.

Note 5 - Lines of Business
--------------------------

EverTrust manages the business activities of EverTrust Bank's retail division, (including ETAM)commercial banking group, and MB Cap. The operating results of EverTrust and MB Cap have been included in Other as their results are not significant when taken on an individual basis. Financial highlights by lines of business are as follows:


                                     Six Months Ended September 30, 2001
                             -----------------------------------------------
                                        The Bank's
                             The Bank's commercial
                              retail     banking              Elimin-
                             division   group (1)   Other (2) ations   Totals
                             --------   ---------   --------  -------  -------
Condensed income statement:
Net interest income after
 provision for loan losses   $ 10,269  $   782  $    786  $      -   $ 11,837
Noninterest income              1,251      156     3,021    (3,015)     1,413
Noninterest expense             7,491      542     1,360       (26)     9,367
                              -------   -------  -------    -------   -------

Income before income taxes      4,029      396     2,447    (2,989)     3,883
Income taxes                    1,217      135      (183)        -      1,169
                              -------   -------  -------    -------   -------

Net Income                   $  2,812  $   261  $  2,630  $ (2,989)  $  2,714
                             ========   =======  =======    =======   =======

Total assets                 $568,623  $43,363  $107,638  $(94,894)  $624,730
                             ========   =======  =======   ========  ========

(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. is now part of the Bank's retail division

                                     Six Months Ended September 30, 2000
                             -------------------------------------------------
                                        The Bank's
                             The Bank's commercial
                              retail     banking              Elimin-
                             division   group (1)   Other (2) ations   Totals
                             --------   ---------   --------  -------  -------
Condensed income statement:

Net interest income after
 provision for loan losses $  8,960   $    602   $  1,233  $      -   $ 10,795
Noninterest income            1,376         93      3,232    (3,345)     1,356
Noninterest expense           5,973        681      2,214      (319)     8,549
                            -------    -------    -------    -------   -------
Income before income taxes    4,488         14      2,251    (3,026)     3,602
Income taxes                  1,324          6       (262)        -      1,068
                            -------    -------    -------    -------   -------

Net Income                 $  3,164   $      8   $  2,513  $ (3,026)  $  2,534
                            =======    =======    =======    =======   =======

Total assets               $545,139   $ 27,387   $134,107  $(109,476) $597,157
                            =======    =======    =======    =======  ========
(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. results reclassed to the Bank's retail division

Note 6 - Additional Information Regarding Investment Securities
---------------------------------------------------------------

The following table sets forth the composition of EverTrust's investment portfolio at the dates indicated (in thousands):


                                  September 30, 2001        March 31, 2001
                                   Carrying     Fair      Carrying    Fair
                                     Value      Value       Value     Value
                                     -----      -----       -----     -----

Available for sale:
Investment securities:
    U.S. Government Agency
       obligations. . . . . . . . $  5,405    $  5,594    $  4,985   $ 5,124
    Corporate obligations . . . .   13,387      13,661      20,672    20,801
    Municipal obligations . . . .    4,733       4,795       5,236     5,260
    Equity securities . . . . . .    5,083       4,674       6,650     6,407
    Certificates of deposit . . .      200         200         195       200
    Mortgage-backed securities. .   21,812      22,473      24,963    25,507
                                  --------    --------    --------   -------
      Total available for sale. . $ 50,620    $ 51,397    $ 62,701   $63,299
                                  ========    ========    ========   =======

Held to Maturity:
Investment securities:
     U.S. Government Agency
       obligations. . . . . . . . $  2,504    $  2,626    $  2,507    $ 2,611
     Corporate obligations. . . .      995       1,023         992      1,024
     Municipal obligations. . . .    3,283       3,373       3,634      3,709
     Certificates of deposit. . .        -           -           -          -
     Mortgage-backed securities .      883         933       1,229      1,269
                                  --------    --------    --------   --------
       Total held to maturity . . $  7,665    $  7,955     $ 8,362    $ 8,613
                                  ========    ========    ========   ========

     Total. . . . . . . . . . . . $ 58,284    $ 59,351     $71,062    $71,911
                                  ========    ========    ========   ========

At September 30, 2001 equity securities were comprised of, at cost, $2.4 million ($2.0 million fair value) in common stock of publicly traded companies, approximately $161,000 (of approximately $161,000 fair value) in trust preferred securities and $2.5 million ($2.5 million fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank advances and
------------------------------------------------------------------------------
other borrowings
----------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                  September 30, 2001          March 31, 2001
                                --------------------       ------------------

        Nonamortizing:
           Due within 1 year        $       37,691             $     35,002
           After 1 year through
             2 years                        14,500                   10,000
           After 2 years through
             3 years                        12,550                    5,650
           After 3 years through
             5 years                        17,750                   11,650
           After 5 years through
             10 years                       17,800                   13,000
           After 10 years                    3,600                    4,300
        Amortizing:
           After 10 years                      715                      742
                                     --------------             ------------
                                    $      104,606             $     80,344
                                    ===============            =============

Note 8 - Recently Issued Accounting Standards
----------------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No.141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company does not currently have any goodwill.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and one branch office in Bellevue, King County, Washington. EverTrust Bank considers the communities in Snohomish County, Washington, as its primary market area for making loans and attracting deposits. EverTrust Bank also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington. EverTrust's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial mortgage and construction loans, as well as commercial business loans, single family mortgages and consumer loans. MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.

In December 2000, the Company established the EverTrust Financial Center in downtown Bellevue, King County, Washington. From this location, EverTrust Bank serves East King County as well as Seattle and offers an expanded line of financial products and services including enhanced jumbo home loan programs, commercial real estate loans, private banking, and business banking services. EverTrust Bank's commercial mortgage banking group provides portfolio and secondary market products from commercial loan organization offices located in Tacoma, Bellevue, Seattle and Everett.

In March 2001, EverTrust Bank formed EverTrust Asset Management, a Washington chartered trust company, which was capitalized on May 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM.


Comparison of Financial Condition at September 30, and March 31, 2001
---------------------------------------------------------------------

Total assets increased $22.3 million from $602.4 million at March 31, 2001 to $624.7 million at September 30, 2001. The majority of the increase was the result of growth in the loan portfolio partially offset by decreases in the investment portfolio and cash and cash equivalents. Asset growth was funded primarily by increased deposits and Federal Home Loan Bank advances.

Cash and cash equivalents decreased $12.3 million from $22.4 million at March 31, 2001 to $10.1 million at September 30, 2001. The change was primarily due to decreased balances of overnight interest-bearing deposits used to fund growth in the loan portfolio and stock repurchases.

The investment portfolio (including FHLB stock) decreased $12.4 million, or 16.3%, from $76.3 million at March 31, 2001 to $63.9 million at September 30, 2001. The decrease was due to sales and maturities, the proceeds of which were used to fund growth in the loan portfolio.

Loans receivable increased $47.0 million, or 9.7%, from $483.1 million at March 31, 2001 to $530.1 million at September 30, 2001. The increase was due primarily to growth in the commercial real estate loan portfolio of $33.0 million, from $168.2 million at March 31, 2001 to $201.2 million at September 30, 2001, one to four family construction and land development portfolio of $19.0 million, from $40.7 million at March 31, 2001 to $59.7 million at September 30, 2001, and the business loan portfolio of $4.9 million, from $31.7 million at March 31, 2001 to $36.6 million at September 30, 2001. These increases were partially offset by decreases in the multifamily construction portfolio of $18.7 million, from $62.1 million at March 31, 2001 to $43.4 million at September 30, 2001.

The following table provides additional detail on EverTrust's loans (in thousands):

                                         September 30, 2001    March 31, 2001
                                         ------------------    --------------
Real estate:
     One to four family residential . . .   $    64,458         $   66,911
     One to four family construction
       and land development . . . . . . .         59,749             40,729
     Income property:
          Commercial construction . . . .         34,683             25,475
          Commercial real estate. . . . .        201,194            168,199
          Multifamily construction. . . .         43,435             62,055
          Multifamily residential . . . .        129,973            128,846
     Consumer:
          Home equity and second mortgages        26,631             25,756
          Credit cards. . . . . . . . . .          4,105              2,426
          Other installment loans . . . .          5,766              6,219
          Business loans. . . . . . . . .         36,609             31,707
                                              ----------         ----------

                                                 606,603            558,323
                                              ----------         ----------
      Less:
          Undisbursed loan proceeds. . . .        (64,443)           (63,888)
          Deferred loan fees and other . .        (3,985)            (3,879)
          Reserve for loan losses  . . . .        (8,037)            (7,439)
                                              -----------        ----------

                                                 (76,465)           (75,206)
                                              -----------        ----------
          Loans receivable, net  . . . . .   $   530,138         $  483,117
                                              ===========        ==========
                                       10

At September 30, 2001, EverTrust had $1.9 million in loans accounted for on a non-accrual basis compared to $1.3 million at March 31, 2001. Nonperforming loans at September 30, 2001 consist primarily of loans to three borrowers that management believes are well-secured. The following table provides a roll-forward of EverTrust's allowance for loan losses for the six months ended September 30, 2001 and 2000 (in thousands):

                                       Six months ended September 30,
                                           2001              2000
                                          -----             -----
Allowance at beginning of period . . .   $ 7,439           $ 6,484
Provision for loan losses. . . . . . .       625               675
Charge-offs. . . . . . . . . . . . . .       (55)               (4)
Recoveries . . . . . . . . . . . . . .        28                 4
                                         -------           -------
Balance at end of period . . . . . . .   $ 8,037           $ 7,159
                                         =======           =======

Net charge-offs as a percent of average outstanding loans were 0.01% for the three and six months ended September 30, 2001 versus 0.00% for the three and six months ended September 30, 2000. Non-accrual and 90 days or more past due loans as a percent of total loans, net, were 0.35% at September 30, 2001 compared to 0.27% at March 31,2001 and 0.06% at September 30, 2000.

Other real estate owned (OREO) acquired via foreclosure and included in prepaid expenses and other assets was $308,000 at September 30, 2001 versus $85,000 at March 31, 2001. OREO properties include four residential building lots with a book value of $223,000 and one single-family residence with a book value of $85,000.

Total deposits of EverTrust increased by approximately $15.3 million from $397.6 million at March 31, 2001 to $412.9 million at September 30, 2001. The change is primarily the result of increases in money market accounts of $7.8 million from $127.0 million at March 31, 2001 to $134.8 million at September 30, 2001, and checking accounts of approximately $5.6 million from $37.9 million at March 31, 2001 to $43.5 million at September 30, 2001.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

Deposit Accounts


                                At September 30, 2001       At March 31, 2001
                                ---------------------       -----------------
                                  Amount        %           Amount        %
                                  ---------------           ---------------

Noninterest-bearing accounts . . $   9,792     2.4%         $  8,462      2.1%
Savings accounts . . . . . . . .    11,064     2.7%           10,867      2.7%
Checking accounts. . . . . . . .    43,479    10.5%           37,942      9.5%
Money market accounts. . . . . .   134,824    32.7%          127,010     31.9%
Time deposits by
  original term:
     One to 11 months. . . . . .    42,155    10.2%           36,041      9.1%
     12 to 23 months . . . . . .    78,642    19.0%           83,641     21.0%
     24 to 35 months . . . . . .    21,172     5.1%           23,601      5.9%
     36 to 59 months . . . . . .    17,936     4.3%           17,500      4.4%
Time deposits maturing after 59
   months. . . . . . . . . . . .    53,847    13.0%           52,579     13.2%
                                  --------    -----         --------     -----
                                   213,752    51.8%          213,362     53.7%
                                  --------    -----         --------     -----
Total. . . . . . . . . . . . . . $ 412,911   100.0%        $ 397,643    100.0%
                                  ========   ======         ========    ======

Federal Home Loan Bank advances and other borrowings increased $24.3 million from $80.3 million at March 31, 2001 to $104.6 million at September 30, 2001. The increased borrowings were used primarily to fund growth in the loan portfolio.

Included in Accounts payable and other liabilities is $8.4 million in stock repurchased during the quarter but not yet paid as of September 30, 2001.

Total equity decreased $25.6 million at September 30, 2001 to $94.5 million compared to $120.1 million at March 31, 2001. Earnings of $2.7 million for the six months ended September 30, 2001 were more than offset by the repurchase of shares of the Company's common stock for $27.4 million and dividends paid of $1.4 million.

Book value at September 30, 2001 was $17.41 per common share as compared to $16.55 per share at March 31,2001. With the release of 71,890 shares related to the Company's benefit plans on October 1, 2001, the pro-forma book value per share would have been $17.18 at September 30, 2001.

Comparison of Operating Results for the Three Months Ended September 30, 2001
------------------------------------------------------------------------------
and 2000
--------

GENERAL. Net income increased approximately $297,000 from $1.0 million for the three months ended September 30,2000 to $1.3 million for the three months ended September 30, 2001. The increase in income is due primarily to a net decrease of $656,000 in the Company's Management Recognition Plan expenses associated with the Plan's initial expense of $873,000 in the quarter ended September 30, 2000. In addition, net interest income increased $498,000 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. These increases to net income were partially offset by additional expenses associated with the opening of ETAM in Seattle, the new commercial mortgage banking group office in Tacoma, Washington, and compensation costs relating to production, personnel and employee benefit plan costs all totaling approximately $700,000.

NET INTEREST INCOME. Net interest income increased 8.6% from $5.8 million for the three months ended September 30,2000 to $6.3 million for the three months ended September 30, 2001. The change is due primarily to higher average balances of interest-earning assets and a lower cost of interest-bearing liabilities.

Interest income increased approximately $52,000 from $11.8 million for the three months ended September 30, 2000 to $11.9 million for the same period in 2001. During this same time period, the average balance of interest-earning assets increased from $573.3 million for the three months ended September 30, 2000 to $602.1 million for the three months ended September 30, 2001 resulting in an increase of approximately $817,000 in income. The yield on interest-earning assets decreased from 8.25% for the three months ended September 30, 2000 to 7.89% for the same period in 2001 resulting in a decrease in income of approximately $667,000. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities, a decrease in cash equivalents and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the reduction in market interest rates and yields from investments.

Interest expense decreased $446,000 from $6.0 million for the three months ended September 30, 2000 to $5.5 million for the same period in 2001. The average balance of interest-bearing liabilities increased 8.1% or $35.9 million from $444.1 million at September 30, 2000 to $480.0 million for the three months ended September 30, 2001 resulting in an increase of $523,000 in expense. This increase was offset by an $868,000 decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 5.39% for the three months ended September 30, 2000 to 4.62% for the same period in 2001. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 18.0% of interest-bearing liabilities for the quarter ended September 30, 2001 compared to 15.4% for the same period in 2000.
                                       12

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):


                                   Three months ended September 30,
                         -------------------------  --------------------------
                                    2001                      2000
                         -------------------------  --------------------------
                                  Interest                   Interest
                         Average    and    Yield/   Average    and      Yield/
                         Balance Dividends  Cost    Balance  Dividends   Cost
                         -------------------------  --------------------------

Interest-earning assets:
  Loans receivable,
   net (1)             $ 530,151 $ 10,832  8.17%   $472,757  $ 10,207    8.64%
  Investment
   securities             60,416      899  5.95%     93,782     1,488    6.35%
  Federal Home Loan
   Bank stock              4,734       84  7.10%      4,435        72    6.49%
  Cash and cash
   equivalent              6,789       58  3.42%      2,310        53    9.18%
                         -------------------------  --------------------------
    Total interest-
     earning assets      602,090   11,873  7.89%    573,284    11,820    8.25%
                                   ---------------             ---------------

Noninterest-earning
  assets                  10,302                     10,838
  Total average
   assets              $ 612,392                   $584,122
                        ========                   ========
Interest-bearing
 liabilities:
  Savings accounts     $  10,654       65  2.44%   $ 10,223        74    2.90%
  NOW accounts            35,970      188  2.09%     35,930       234    2.61%
  Money Market deposit
   accounts              134,899    1,142  3.39%    121,017     1,375    4.54%
  Certificates of
   deposits              211,959    2,919  5.51%    208,633     3,133    6.01%
                         ------------------------  ---------------------------
     Total deposits      393,482    4,314  4.39%    375,803     4,816    5.13%
  Borrowings              86,537    1,226  5.67%     68,271     1,169    6.84%
                         ------------------------  ---------------------------
     Total interest-
      bearing
       liabilities       480,019    5,540  4.62%    444,074     5,985    5.39%
                                    ------------                --------------

Noninterest-bearing
 liabilities              17,709                     12,463

     Total average
      liabilities       $497,728                   $456,537

Average equity           114,664                    127,585

     Total liabilities
      and equity        $612,392                   $584,122
                        ========                   ========

Net interest income              $  6,333                     $ 5,835
                                 ========                     =======

Interest rate spread                       3.27%                         2.86%
                                           =====                         =====

Net interest margin                        4.21%                         4.07%
                                           =====                         =====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                       125.43%                     129.10%
                                   =======                     =======

1. Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.
2. Rounding may be present in above schedule.

PROVISION FOR LOAN LOSSES. During the three months ended September 30, 2001, the provision for loan losses was $375,000, compared to $375,000 for the same period in 2000. The allowance for loan losses increased $625,000 from $7.4 million at March 31, 2001 to $8.0 million at September 30, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.49% at September 30, 2001 compared to 1.51% at March 31, 2001, and 1.49% at September 30, 2000.

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

NON-INTEREST INCOME. Non-interest income increased $10,000 from $718,000 for the three months ended September 30, 2000 to $728,000 for the same period in 2001. The change is due primarily to increased loan service fees and gains on loans held for sale which partially offset gains on the sale of securities in the quarter ended September 30,2000.

The Company's two newest operating units, EverTrust Asset Management and the commercial mortgage banking group based in Tacoma, Washington, generated limited non-interest revenues during the quarter due to the extended lead time required to close pending business in the pipeline.

NON-INTEREST EXPENSE. Non-interest expense increased $54,000 from $4.7 million for the three months ended September 30, 2000 to $4.8 million for the same period in 2001. The increase is due primarily to additional salary and employee benefits (excluding MRP) of $621,000 from $2.0 million for the three months ended September 30,2000 to $2.6 million for the three months ended September 30, 2001. Compensation expense increased as the result of increased staffing levels primarily due to the start up of the EverTrust Financial Center in Bellevue, ETAM and the commercial mortgage banking group in Tacoma, Washington. This increase in compensation expense was partially offset by a net decrease of $656,000 in costs associated with MRP expenses. The MRP expense of $873,000 incurred during the quarter ended September 30, 2000 represented a full one-fifth of the total cost of the plan. The Company is now expensing the remainder of the cost ratably over the remaining life of the plan, scheduled to end September 2004. Occupancy and equipment expenses increased $71,000 from $650,000 for the three months ended September 30, 2000 to $721,000 for the three months ended September 30, 2001. The increase is primarily due to expenses associated with the three (Bellevue, ETAM and Tacoma) new offices. Other expenses increased $18,000 for the three months ended September 30, 2001.

PROVISION FOR INCOME TAXES. Federal income taxes increased $158,000 from $414,000 for the three months ended September 30, 2000 to $572,000 for the three months ended September 30, 2001. The change is due to increased taxable earnings.

Comparison of Operating Results for the Six Months Ended September 30, 2001
---------------------------------------------------------------------------
and 2000
--------


GENERAL. Net income increased approximately $180,000 from $2.5 million for the six months ended September 30,2000 to $2.7 million for the six months ended September 30, 2001. The increase is due primarily to a $992,000 increase in net interest income offset by expenses associated with the addition of ETAM in downtown Seattle and the new office in Tacoma, Washington, and compensation costs relating to production, personnel and employee benefit plan costs.

NET INTEREST INCOME. Net interest income increased 8.6% from $11.5 million for the six months ended September 30,2000 to $12.5 million for the six months ended September 30, 2001. The change is due primarily to higher average balances of interest-earning assets.

Interest income increased approximately $974,000 from $22.7 million for the six months ended September 30, 2000 to $23.7 million for the same period in 2001. During this same time period, the average balance of interest-earning assets increased from $559.1 million for the six months ended September 30, 2000 to $588.7 million for the six months ended September 30, 2001 resulting in an increase of approximately $1.6 million in income. The yield on interest-earning assets decreased from 8.11% for the six months ended September 30, 2000 to 8.04% for the same period in 2001 resulting in a decrease to income of $568,000. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities, a decrease in cash equivalents and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the reduction in market interest rates and yields from investments.

Interest expense decreased a modest $18,000 for the six months ended September 30, 2001 compared to the same period in 2000. The average balance of interest-bearing liabilities increased 8.9% or $38.3 million from $429.7 million at September 30, 2000 to $468.0 million for the six months ended September 30, 2001 resulting in an increase of $1.2 million in expense. This increase was offset by a $1.0 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 5.22% for the six months ended September 30, 2000 to 4.78% for the same period in 2001. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 17.4% of interest-bearing liabilities for the six months ended September 30, 2001 compared to 13.0% for the same period in 2000.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                   Six months ended September 30,
                         -------------------------  --------------------------
                                    2001                      2000
                         -------------------------  --------------------------
                                  Interest                   Interest
                         Average    and    Yield/   Average    and      Yield/
                         Balance Dividends  Cost    Balance  Dividends   Cost
                         -------------------------  --------------------------

Interest-earning assets:
  Loans receivable,
   net (1)             $ 511,543 $ 21,449  8.39%   $455,000  $ 19,381    8.52%
  Investment securities   65,644    1,913  5.83%     97,485     3,081    6.32%
  Federal Home Loan
   Bank stock              4,684      165  7.05%      4,387       143    6.50%
  Cash and cash
   equivalent              6,862      131  3.82%      2,239        79    7.06%
                        --------------------------  --------------------------
     Total interest-
      earning assets     588,733   23,658  8.04%    559,111    22,684    8.11%
                                  --------------              ----------------

Noninterest-earning
 assets                    8,655                     11,590
     Total average
      assets           $ 597,388                   $570,701
                       =========                   ========
Interest-bearing
 liabilities:
  Savings accounts     $  10,569      137  2.59%   $ 10,202       146    2.86%
  NOW accounts            35,671      382  2.14%     35,678       462    2.59%
  Money Market deposit
   accounts              129,718    2,353  3.63%    122,696     2,722    4.44%
  Certificates of
   deposits              210,655    5,992  5.69%    205,410     6,028    5.87%
                       --------------------------  ---------------------------
     Total deposits      386,613    8,864  4.59%    373,986     9,358    5.00%
  Borrowings              81,362    2,332  5.73%     55,671     1,856    6.66%
                       --------------------------  ---------------------------

     Total interest-
      bearing
       liabilities       467,975   11,196  4.78%    429,657    11,214    5.22%
                                  --------------              ----------------
Noninterest-bearing
 liabilities              13,526                     12,107

     Total average
      liabilities       $481,501                   $441,764

Average equity           115,887                    128,937

     Total liabilities
      and equity        $597,388                   $570,701
                        ========                   ========

Net interest income               $12,462                      $11,470
                                  =======                      ========

Interest rate spread                       3.25%                         2.89%
                                           =====                         =====

Net interest margin                        4.23%                         4.10%
                                           =====                         =====

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                       125.80%                      130.13%
                                   =======                      =======

(1) Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.
(2)  Rounding may be present in above schedule.

PROVISION FOR LOAN LOSSES. During the six months ended September 30, 2001, the provision for loan losses was $625,000, compared to $675,000 for the same period in 2000, a decrease of $50,000. The decrease is attributable to a decline in internally classified loans for the same period. The allowance for loan losses increased $600,000 from $7.4 million at March 31, 2001 to $8.0 million at September 30, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.49% at September 30, 2001 compared to 1.51% at March 31, 2000, and 1.49% at September 30, 2000.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000- Provision for Loan Losses."

NON-INTEREST INCOME. Non-interest income increased $57,000 to $1.4 million for the six months ended September 30, 2001, compared to the same period in 2000. The change is due primarily to increased loan service fees which offset gains on the sale of securities for the six months ended September 30, 2000.

NON-INTEREST EXPENSE. Non-interest expense increased $817,000 from $8.6 million for the six months ended September 30, 2000 to $9.4 million for the same period in 2001. The increase is due primarily to additional salary and employee benefits (excluding MRP) of $1.1 million from $3.9 million for the six months ended September 30, 2000 to $5.0 million for the six months ended September 30, 2001. Compensation expense increased as a result of increased staffing levels primarily due to the start up of the EverTrust Financial Center in Bellevue, ETAM and the commercial mortgage banking group in Tacoma, Washington. This increase in compensation expense was partially offset by a net decrease of $440,000 in costs associated with MRP expenses. MRP expenses of $873,000 incurred during the quarter ended September 30, 2000 represented a full one-fifth of the total cost of the plan. The Company is now expensing the remainder of the cost ratably over the remaining life of the plan, scheduled to end September 2004. Occupancy and equipment expenses increased $106,000 from $1.3 million for the six months ended September 30, 2000 to $1.4 million for the six months ended September 30, 2001. The increase is due to expenses associated with the three (Bellevue, ETAM and Tacoma) new offices. Other expenses increased $39,000 for the six months ended September 30, 2001. Additional advertising expense associated with the ETAM opening was the primary reason for the increase.

PROVISION FOR INCOME TAXES. Federal income taxes increased $102,000 from $1.1 million for the six months ended September 30, 2000 to $1.2 million for the six months ended September 30, 2001. The change is due to increased taxable earnings.

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

The primary investing activity of EverTrust is the origination of multi-family, commercial mortgage and construction loans. To a lesser extent is the origination of one-to-four family mortgage loans and consumer loans.
In addition, an increasing activity of the Company is the origination of business loans. During the six months ended September 30, 2001, the Company funded $139.1 million in new loans. In addition, during this six month period, funds were used to purchase $7.0 million in investment securities and to repurchase shares of the Company's common stock for $27.4 million. These activities were funded by loan repayments, a reduction in cash equivalents, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                          Minimum for Capital

                                         Actual           adequacy purposes
                                         ------           -----------------
                                  Amount       Ratio      Amount       Ratio
                                  ------       -----      ------       ------
September 30, 2001:
  Total capital to risk-weighed
   assets                       $ 101,477      17.5%    $ 46,469         8.0%
  Tier 1 capital to risk-
   weighted assets              $  94,316      16.3%    $ 23,231         4.0%
  Tier 1 leverage capital to
   average assets               $  94,316      14.8%    $ 25,612         4.0%


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk
----------------------------------------------

EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan service fees and gains on sale of securities and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at September 30, 2001. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

None

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

-----------------------
(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EverTrust Financial Group, Inc.
November 6, 2001

                                        /s/Michael B. Hansen
                                        ---------------------
                                        Michael B. Hansen
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

November 6, 2001

                                        /s/Jeffrey R. Mitchell
                                        ----------------------
                                        Jeffrey R. Mitchell
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)