Form 10-Q
period 2001-12-31
EVERTRUST FINANCIAL GROUP INC
filed 2002-02-05
CIK 1088514

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the quarterly period ended. . . . . . . . . . . December 31, 2001
                                                           -----------------

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

              (1)     Yes  X       No
                         -----       -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                         As of February 1, 2002
          ---------------                         ----------------------

          Common stock, no par value                           5,298,669
                                                               ---------

                     EVERTRUST FINANCIAL GROUP, INC.
                            Table of Contents

                                                                       Page
PART 1 -  FINANCIAL INFORMATION                                         ----

ITEM 1 - Financial Statements. The Consolidated Financial Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

          Consolidated Statements of Financial Condition as of
          December 31, 2001 and March 31, 2001                            1

          Consolidated Statements of Operations for the three and
          nine months ended December 31, 2001 and 2000                    2

          Consolidated Statements of Comprehensive Income for the
          nine months ended December 31, 2001 and 2000                    3

          Consolidated Statements of Changes in Equity for the nine
          months ended December 31, 2001 and 2000                         3

          Consolidated Statements of Cash Flows for the nine months
          ended December 31, 2001 and 2000                                4

          Notes to Consolidated Financial Statements                      5

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          General                                                         9

          Comparison of Financial Condition at December 31 and
          March 31, 2001                                                  9

          Comparison of Operating Results for the three months
          ended December 31, 2001 and 2000                               12

          Comparison of Operating Results for the nine months ended
          December 31, 2001 and 2000                                     14

          Liquidity and Capital Resources                                16

          Capital Requirements                                           16

ITEM 3 -  Quantitative and Qualitative Disclosures About Market Risk

          Asset and Liability Management and Market Risk                 17

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                     18

          Item 2.  Changes in Securities                                 18

          Item 3.  Defaults upon Senior Securities                       18

          Item 4.  Submission of Matters to Vote of Stockholders         18

          Item 5.  Other Information                                     18

          Item 6.  Exhibits and Reports on Form 8-K                      18

SIGNATURES                                                               19

Part 1   Financial Information
------------------------------
Item 1   Financial Statements

                      EverTrust Financial Group, Inc.
               Consolidated Statements of Financial Condition
                    December 31, 2001 and March 31, 2001
                       (Dollar amounts in thousands)

                                                  December 31,   March 31,
                                                      2001         2001
                                                      ----         ----
ASSETS                                                   (Unaudited)

Cash and cash equivalents, including interest
  bearing deposits of $6,012 and $14,993          $   11,927    $   22,383
Securities available for sale, amortized cost
  of $45,853 and $62,701                              46,582        63,299
Securities held to maturity, fair value of
  $5,908 and $8,613                                    5,686         8,362
Federal Home Loan Bank stock, at cost                  5,146         4,652
Loans receivable, net of allowances of $8,508
  and $7,439                                         556,588       483,117
Loans held for sale, fair value of $787 and $800         779           794
Accrued interest receivable                            3,515         3,847
Premises and equipment, net                            9,888         9,542
Prepaid expenses and other assets                      6,886         6,407
                                                  ------------------------
        Total Assets                              $  646,997    $  602,403
                                                  ========================

LIABILITIES AND EQUITY

LIABILITIES:
  Deposit accounts                                $  434,742    $  397,643
  Federal Home Loan Bank advances and other
    borrowings                                       113,902        80,344
  Accounts payable and other liabilities               4,076         4,270
                                                  ------------------------
        Total Liabilities                            552,720       482,257
                                                  ------------------------
COMMITMENTS AND CONTINGENCIES

EQUITY:
  Common stock - no par value, 49,000,000 shares
    authorized, 5,322,269 shares and 7,258,243
    shares outstanding at December 31, 2001 and
    March 31, 2001, respectively                      39,961       68,940
  Employee Stock Ownership Plan (ESOP) debt             (792)      (1,188)
  Retained earnings                                   57,011       55,033
  Shares held in trust for stock-related
    compensation plans                                (2,385)      (3,034)
  Accumulated other comprehensive income                 482          395
                                                  ------------------------
        Total Equity                                  94,277      120,146
                                                  ------------------------

  Total Liabilities and Equity                    $  646,997   $  602,403
                                                  ========================

                                    EverTrust Financial Group, Inc.
                                Consolidated Statements of Operations
                    For the Three and Nine Months Ended December 31, 2001 and 2000
                       (Dollar amounts in thousands, except per share amounts)


                                            Three Months Ended December 31,   Nine Months Ended December 31,
                                                 2001            2000            2001           2000
                                                 ----            ----            ----           ----
                                                     (Unaudited)                      (Unaudited)

INTEREST INCOME:
   Loans receivable                          $   10,907    $   10,251       $   32,356     $   29,631
   Investment securities:
      Taxable interest income                       714         1,302            2,486          4,078
      Tax-exempt interest income                     87            95              268            287
      Dividend income                               116           161              372            496
                                             ------------------------       -------------------------
        Total investment security income            917         1,558            3,126          4,861
                                             ------------------------       -------------------------
        Total interest income                    11,824        11,809           35,482         34,492
INTEREST EXPENSE:
   Deposit accounts                               3,834         4,978           12,699         14,336
   Federal Home Loan Bank advances and
      other borrowings                            1,343         1,003            3,675          2,858
                                             ------------------------       -------------------------
        Total interest expense                    5,177         5,981           16,374         17,194
                                             ------------------------       -------------------------
        Net interest income                       6,647         5,828           19,108         17,298

PROVISION FOR LOAN LOSSES                           625           120            1,250            795
                                             ------------------------       -------------------------
        Net interest income after provision for
           loan losses                            6,022         5,708           17,858         16,503

NONINTEREST INCOME:
   Loan service fees                                348           219              762            557
   Gain (loss) on available for sale securities       -          (199)              24             19
   Gain on sale of loans                            131           231              360            283
   Other, net                                       435           337            1,181          1,086
                                             ------------------------       -------------------------
        Total noninterest income                    914           588            2,327          1,945
                                             ------------------------       -------------------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                 2,752         2,350            8,203          7,127
   Occupancy and equipment                          746           636            2,180          1,963
   Information processing costs                     300           246              787            687
   Other, net                                     1,200         1,099            3,195          3,104
                                             ------------------------       -------------------------
        Total noninterest expenses                4,998         4,330           14,365         12,881
                                             ------------------------       -------------------------
        Earnings before federal income taxes      1,938         1,966            5,820          5,567

FEDERAL INCOME TAXES                                654           593            1,823          1,661
                                             ------------------------       -------------------------
NET INCOME                                   $    1,284    $    1,373       $    3,997     $    3,906
                                             ========================       =========================
Net income per common share - basic          $     0.25    $     0.19       $     0.66     $     0.50
Net income per common share - diluted        $     0.25    $     0.19       $     0.65     $     0.50

Weighted average shares outstanding - basic   5,073,771     7,415,660        6,022,999      7,775,359
Weighted average shares outstanding - diluted 5,229,360     7,422,047        6,187,628      7,781,747
Dividend declared per common share           $     0.11    $     0.09       $    0.315     $    0.245


                       EverTrust Financial Group, Inc.
        Consolidated Statements of Comprehensive Income (In thousands)
             For the Nine Months Ended December 31, 2001 and 2000

                                                     2001          2000
                                                     ----          ----
                                                         (Unaudited)
Net Income                                         $   3,997    $   3,906
Other Comprehensive Income, net of income taxes:
  Gross unrealized gain on securities:
     Unrealized holding  gain during the period,
       net of deferred income tax expense
       of $53 and $587                                   103        1,140
     Less adjustment of gains included in net
       income, net of income tax of $(8) and $(6)        (16)         (13)
                                                   ----------------------
     Other comprehensive income                           87        1,127
                                                   ----------------------
Comprehensive Income                               $   4,804    $   5,033
                                                   ======================

                         EverTrust Financial Group, Inc.
                  Consolidated Statements of Changes in Equity
              For the Nine Months Ended December 31, 2001 and 2000
                    (Dollar amounts in thousands, Unaudited)

                                                                         Shares held
                                                                         in trust
                                                                         for stock  Accumulated
                               Common Stock                              related       Other
                           --------------------    Debt                  compen-       Compre
                            Number of             related    Retained    sation       hensive
                            Shares      Amount    to ESOP    Earnings     plans        Income      Total
                           -------------------------------------------------------------------------------

Balance at March 31, 2000  8,536,937  $  83,978  $  (1,584)  $  52,271    $   -       $ (1,136)   $ 133,529
Common stock repurchased  (1,213,144)   (13,620)                                                    (13,620)
Repayment of ESOP debt                                 396                                              396
ESOP Activity- Change in
 value of shares commit-
 ted to be released                          33                                                          33
Restricted stock issued
 to MRP compensation plan    359,450      4,335                            (4,335)                     -
Amortization of compen-
 sation related to
 Management Recognition
 Plan (MRP)                                                                 1,084                     1,084
Net income                                                       3,906                                3,906
Dividends paid                                                  (1,918)                              (1,918)
Other comprehensive income,
 net of income taxes                                                                     1,127        1,127
                           --------------------------------------------------------------------------------
Balance at December 31,
 2000                      7,683,243   $ 74,726  $  (1,188)  $  54,259    $(3,251)    $     (9)   $ 124,537
                           ================================================================================
Common stock repurchased    (425,000)    (5,786)                                                     (5,786)
Amortization of compensa-
 tion related to Management
 Recognition Plan (MRP)                                                       217                       217
Net income                                                       1,451                                1,451
Dividends paid                                                    (677)                                (677)
Other comprehensive in-
 come, net of income taxes                                                                  404         404
                           --------------------------------------------------------------------------------
Balance at March 31, 2001  7,258,243   $ 68,940  $  (1,188)  $  55,033    $(3,034)    $     395   $ 120,146
                           ================================================================================
Common stock repurchased  (1,935,974)   (29,130)                                                    (29,130)
Repayment of ESOP debt                                 396                                              396
ESOP Activity- Change in
 value of shares commit-
 ted to be released                         151                                                         151
Amortization of compensa-
 tion related to Management
 Recognition Plan (MRP)                                                       649                       649
Net income                                                       3,997                                3,997
Dividends paid                                                  (2,019)                              (2,019)
Other comprehensive income,
 net of income taxes                                                                         87          87
                           --------------------------------------------------------------------------------
Balance at December 31,
 2001                     5,322,269    $ 39,961  $    (792)  $  57,011    $(2,385)    $     482   $  94,277
                           ================================================================================


               EverTrust Financial Group, Inc. and Subsidiaries
             Consolidated Statements of Cash Flows (In thousands)
             For the Nine Months Ended December 31, 2001 and 2000

                                                         2001       2000
                                                    ----------   ----------
                                                            (Unaudited)
OPERATING ACTIVITIES:
  Net income                                        $    3,997   $    3,906
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization of premises
        and equipment                                    1,101          799
      Dividends on Federal Home Loan Bank stock and
        accretion of investment security discounts        (640)        (345)
      (Gain) loss  on sale of premises and equip-
        ment, securities, and real estate owned             26          (19)
      Amortization of investment security premiums         722          136
      Loss on limited partnership                           81           81
      Provision for losses on loans                      1,250          795
      Amortization of deferred loan fees and costs      (1,379)        (962)
      Loan fees deferred                                 1,611        1,139
      Proceeds from sale of loans                       19,218       20,318
      Loans originated for sale                        (19,233)     (20,346)
      Deferred taxes                                       112          (91)
      Amortization of compensation related to MRP          649        1,084
      Cash provided (used) by changes in operating
        assets and liabilities:
          Accrued interest receivable                      332         (544)
          Prepaid expenses and other assets               (404)         451
          Accounts payable and other liabilities          (194)          29
                                                    ----------   ----------
  Net cash provided by operating activities              7,251        6,431
                                                    ----------   ----------
INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
    for sale                                            21,932       27,377
  Proceeds from maturities of securities held to
    maturity                                             2,725        1,566
  Proceeds from sale of securities available for sale    7,899        2,174
  Purchases of securities available for sale           (13,608)      (8,245)
  Purchases of Federal Home Loan Bank stock                -            (75)
  Loan principal payments                              120,070       96,376
  Loans originated or acquired                        (195,583)    (134,091)
  Investment in limited partnership                        276
  Net additions to premises and equipment               (1,473)      (2,037)
                                                    ----------   ----------
  Net cash used by investing activities                (57,762)     (16,955)
                                                    ----------   ----------
FINANCING ACTIVITIES:
  Net increase in deposit accounts                      37,099       10,246
  Repurchase shares of common stock                    (28,979)     (13,587)
  Dividends paid on common stock                        (2,019)      (1,918)
  Repayment of loan to ESOP                                396          396
  Proceeds from other borrowings                         3,850       17,445
  Repayment of other borrowings                         (4,202)      (6,980)
  Proceeds from Federal Home Loan Bank advances         85,904      147,307
  Repayments of Federal Home Loan Bank advances        (51,994)    (121,525)
                                                    ----------   ----------
  Net cash provided by financing activities             40,056       31,384
                                                    ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (10,456)      20,860

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   22,383        7,652
                                                    ----------   ----------
  End of period                                     $   11,927   $   28,512
                                                    ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
  Cash paid during the year for:
    Interest on deposits                            $   12,866   $   14,222
    Federal income taxes                            $    1,690   $    2,020
    Interest on borrowings                          $    3,509   $    2,448

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND ACTIVITIES:
Real estate acquired through foreclosure            $      907   $       85

                      EverTrust Financial Group, Inc.
                Notes to Consolidated Financial Statements
                   Nine Months Ended December 31, 2001
                               (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statements of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.
The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank (EverTrust Bank or Bank) and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2001 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 25, 2001.

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

Note 3 - Stock Repurchases
--------------------------

In October 2001, the Company announced a fifth repurchase plan of up to 542,977 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 107,500 shares during the quarter ended December 31, 2001, leaving a balance of 435,477 to be repurchased under the current plan. The Company has now repurchased a total of 3.7 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share
---------------------------

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 155,589, and 6,387, for the three months ended December 31, 2001 and 2000, respectively, and 164,629, and 6,388, for the nine months ended December 31, 2001 and 2000, respectively.

Note 5 - Lines of Business
--------------------------

EverTrust manages the business activities of EverTrust Bank's retail division (including ETAM), commercial banking group, and MB Cap. The operating results of EverTrust and MB Cap have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows:

                                   Three Months Ended December 31, 2001
                            ------------------------------------------------
                               The     The Bank's
                              Bank's   commercial
                             retail     banking              Elimin-
                            division   group (1)  Other (2)  ations    Total
                            --------   ---------  --------   -------  -------
Condensed income statement:

Net interest income after
 provision for loan losses  $  5,548   $    367   $    107  $    -    $  6,022
Noninterest income               827         84      1,717    (1,714)      914
Noninterest expense            4,002        289        722       (15)    4,998
                            --------   --------   --------  --------  --------
Income before income taxes     2,373        162      1,102    (1,699)    1,938
Income taxes                     733         56       (136)        1       654
                            --------   --------   --------  --------  --------
Net income                  $  1,640   $    106   $  1,238  $ (1,700) $  1,284
                            ========   ========   ========  ========  ========
Total assets                $593,385   $ 46,178   $ 98,664  $(91,230) $646,997
                            ========   ========   ========  ========  ========
(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. is now part of the Bank's retail division

                                   Three Months Ended December 31, 2000
                            ------------------------------------------------
                               The    The Bank's
                              Bank's  commercial
                             retail    banking              Elimin-
                            division  group (1)  Other (2)  ations     Total
                            --------  ---------  --------   -------   -------
Condensed income statement:

Net interest income after
 provision for loan losses  $  4,783  $    318  $    607  $     -     $  5,708
Noninterest income               623        81     1,510     (1,626)       588
Noninterest expense            3,387       321       811       (189)     4,330
                            --------  --------  --------  ---------   --------
Income before income taxes     2,019        78     1,306     (1,437)     1,966
Income taxes                     609        27       (43)       -          593
                            --------  --------  --------  ---------   --------
Net income                  $  1,410  $     51  $  1,349  $  (1,437)  $  1,373
                            ========  ========  ========  =========   ========
Total assets                $542,710  $ 29,148  $129,321  $(108,437)  $592,742
                            ========  ========  ========  =========   ========

(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. is now part of the Bank's retail division

                                    Nine Months Ended December 31, 2001
                            ------------------------------------------------
                               The    The Bank's
                              Bank's  commercial
                             retail    banking              Elimin-
                            division  group (1)  Other (2)  ations     Total
                            --------  ---------  --------   --------  -------
Condensed income statement:

Net interest income after
 provision for loan losses  $ 15,817  $  1,149  $    892  $     -     $ 17,858
Noninterest income             2,078       240     4,738      (4,729)    2,327
Noninterest expense           11,493       831     2,082         (41)   14,365
                            --------  --------  --------  ----------  --------
Income before income taxes     6,402       558     3,548      (4,688)    5,820
Income taxes                   1,950       191      (319)          1     1,823
                            --------  --------  --------  ----------  --------
Net income                  $  4,452  $    367  $  3,867  $   (4,689) $  3,997
                            ========  ========  ========  ==========  ========
Total assets                $593,385  $ 46,178  $ 98,664  $  (91,230) $646,997
                            ========  ========  ========  ==========  ========
(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. is now part of the Bank's retail division

                                    Nine Months Ended December 31, 2000
                            ------------------------------------------------
                               The    The Bank's
                              Bank's  commercial
                             retail    banking              Elimin-
                            division  group (1)  Other (2)  ations     Total
                            --------  ---------  --------   --------  -------
Condensed income statement:

Net interest income after
 provision for loan losses  $ 13,743  $    920  $  1,840  $     -     $ 16,503
Noninterest income             2,000       174     4,742     (4,971)     1,945
Noninterest expense            9,362     1,001     3,027       (509)    12,881
                            --------  --------  --------  ----------  --------
Income before income taxes     6,587        93     3,555     (4,462)     5,567
Income taxes                   1,934        33      (306)       -        1,661
                            --------  --------  --------  ----------  --------
Net income                  $  4,653  $     60  $  3,861  $  (4,462)  $  3,906
                            ========  ========  ========  ==========  ========

Total assets                $542,710  $ 29,148  $129,321  $(108,437)  $592,742
                            ========  ========  ========  ==========  ========

(1) Formerly Commercial Bank of Everett
(2) I-Pro, Inc. results reclassed to the Bank's retail division

Note 6 - Additional Information Regarding Investment Securities
---------------------------------------------------------------

The following table sets forth the composition of EverTrust's investment portfolio at the dates indicated (in thousands):

                             December 31, 2001           March 31, 2001
                            Carrying       Fair        Carrying      Fair
                             Value         Value        Value        Value
                            --------       -----       ---------     -----

AVAILABLE FOR SALE
Investment securities:
  U.S. Government Agency
   obligations            $  5,414      $  5,576      $  4,985      $  5,124
  Corporate obligations      12,37        12,634        20,672        20,801
  Municipal obligations      3,937         3,985         5,236         5,260
  Equity securities          4,421         4,196         6,650         6,407
  Mortgage-backed
   securities               19,707        20,190        24,963        25,507
                          --------      ---------     --------      --------
      Total available
       for sale           $ 45,853      $ 46,582      $ 62,701      $ 63,299
                          ========      =========     ========      ========

HELD TO MATURITY
Investment securities:
  U.S. Government Agency
   obligations            $  1,004      $  1,099      $  2,507      $  2,611
  Corporate obligations        997         1,015           992         1,024
  Municipal obligations      2,947         3,017         3,634         3,709
  Certificates of deposit        -             -             -             -
  Mortgage-backed
   securities                  739           777         1,229         1,269
                          --------      --------      --------      --------
      Total held to
       maturity           $  5,686      $  5,908      $  8,362      $  8,613
                          ========      ========      ========      ========

Total                     $ 51,539      $ 52,490      $ 71,062      $ 71,911
                          ========      ========      ========      ========

At December 31, 2001 equity securities were comprised of, at cost, $2.4 million ($2.2 million fair value) in common stock of publicly traded companies, approximately $161,000 (of approximately $157,000 fair value) in trust preferred securities and $1.8 million ($1.8 million fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank Advances and
------------------------------------------------------------------------------
Other Borrowings
----------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank Advances and Other Borrowings (in thousands):

                                 December 31, 2001       March 31, 2001
                              ----------------------  -------------------
Nonamortizing:
  Due within 1 year                 $    31,500           $    35,002
  After 1 year through 2 years           16,050                10,000
  After 2 years through 3 years          14,950                 5,650
  After 3 years through 5 years          26,350                11,650
  After 5 years through 10 years         22,050                13,000
  After 10 years                          2,300                 4,300
Amortizing:
  After 10 years                            702                   742
                                    -----------            ----------
                                    $   113,902           $    80,344
                                    ===========           ===========

Note 8 - Recently Issued Accounting Standards
---------------------------------------------

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of April 1, 2002 and does not expect any material impact to its consolidated results of operations, or financial position or cash flow.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which takes effect for fiscal years beginning after June 15,
2002.   SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position or cash flow.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Statement also establishes a new method of testing goodwill for impairment. The Company does not currently have any goodwill.

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

MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally- based high-technology companies and companies that make medical instruments at the beginning or early stages of development. Given the risks inherent in venture capital investing, there can be no assurance that MB Cap will be successful. MB Cap has committed to a total investment of $2.3 million. As of December 31, 2001, MB Cap has invested $1.7 million. The book value of the investments at December 31, 2001 was $1.4 million compared to $1.1 million at March 31, 2001.

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

In March 2001, EverTrust Bank formed ETAM (EverTrust Asset Management), a Washington chartered trust company, which was capitalized on May 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM.

Comparison of Financial Condition at December 31, and March 31, 2001
--------------------------------------------------------------------

Total assets increased $44.6 million from $602.4 million at March 31, 2001 to $647.0 million at December 31, 2001. The majority of the increase was the result of growth in the loan portfolio partially offset by decreases in the investment portfolio and cash and cash equivalents. Asset growth was funded primarily by increased deposits and Federal Home Loan Bank advances.

Cash and cash equivalents decreased $10.5 million from $22.4 million at March 31, 2001 to $11.9 million at December 31, 2001. The change was primarily a result of decreased balances of overnight interest-bearing deposits used to fund growth in the loan portfolio and stock repurchases.

The investment portfolio (including FHLB stock) decreased $18.9 million, or 24.8%, from $76.3 million at March 31, 2001 to $57.4 million at December 31, 2001. The decrease was in connection with sales and maturities, the proceeds of which were used to fund growth in the loan portfolio.

Loans receivable increased $73.5 million, or 15.2%, from $483.1 million at March 31, 2001 to $556.6 million at December 31, 2001. The increase was primarily a result of growth in: the commercial real estate loan portfolio of $47.0 million, from $167.1 million at March 31, 2001 to $214.1 million at December 31, 2001, the one to four family construction and land development portfolio of $10.3 million, from $29.3 million at March 31, 2001 to $39.6 million at December 31, 2001, and the multifamily residential portfolio of $25.0 million, from $128.9 million at March 31, 2001 to $153.9 million at December 31, 2001. These increases were partially offset by decreases in the multifamily construction portfolio of $16.5 million, from $44.1 million at March 31, 2001 to $27.6 million at December 31, 2001. Loans committed but undisbursed were $60.1 million at December 31, 2001 compared to $63.9 million at March 31, 2001.

A substantial portion of the Company's revenues are derived from the origination of loans in the Puget Sound region of Washington state. The customer's ability to honor their commitments to repay such loans is dependant upon the region's economy. The following table provides additional detail on EverTrust's loans (in thousands):

                                       December 31, 2001     March 31, 2001
                                       -----------------     --------------
Real estate:
  One to four family residential          $     61,602        $     64,419
  One to four family construction
   and land development                         39,635              29,337
  Income property:
      Commercial construction                   21,429              13,511
      Commercial real estate                   214,105             167,064
      Multifamily construction                  27,582              44,054
      Multifamily residential                  153,873             128,841
Consumer:
  Home equity and second mortgages              20,000              20,743
  Credit cards                                     637                 343
  Other installment loans                        3,715               4,591
Business loans                                  26,629              21,532
                                          ------------        ------------

                                               569,207             494,435
Less:
  Deferred loan fees and other                  (4,111)             (3,879)
  Reserve for loan losses                       (8,508)             (7,439)
                                          -------------       ------------

                                               (12,619)            (11,318)
Loans receivable, net                     $    556,588        $    483,117
                                          =============       ============

At December 31, 2001, EverTrust had approximately $14,000 in loans accounted for on a non-accrual basis compared to $1.3 million at March 31, 2001. Nonperforming loans at December 31, 2001 consist of five installment loans that are unsecured. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended December 31, 2000 (in thousands):

                                           Quarters Ended
                         -------------------------------------------------
                         12/31/01   9/30/01   6/30/01   3/30/01   12/31/00
                         --------   -------   -------   -------   --------
Allowance at beginning
 of period              $  8,037    $ 7,712   $ 7,439   $ 7,271   $ 7,159
Provision for loan
 losses                      625        375       250       210       120
Charge-offs                 (156)       (55)        -       (59)       (8)
Recoveries                     2          5        23        17         -
                        --------    -------   -------   -------    ------
Balance at end of
 period                 $  8,508    $ 8,037   $ 7,712   $ 7,439   $ 7,271
                        ========    =======   =======   =======   =======

Net charge-offs as a percent of average outstanding loans were 0.03% for the three months ended and 0.04% for the nine months ended December 31, 2001 compared to none for the three and nine months ended December 31, 2000. Non-accrual and 90 days or more past due loans as a percent of total loans, net, were 0.01% at December 31, 2001 compared to 0.27% at March 31, 2001 and none at December 31, 2000. Loan delinquency ratios at December 31, 2001 are considered an anomaly and below industry norms.

Other real estate owned (OREO) acquired by foreclosure and included in prepaid expenses and other assets was $674,000 at December 31, 2001 versus $85,000 at March 31, 2001. OREO properties include four residential building lots with a book value of approximately $107,000 and two single-family residences with book values totaling approximately $567,000.

Total deposits of EverTrust increased by approximately $37.1 million from $397.6 million at March 31, 2001 to $434.7 million at December 31, 2001. The change is primarily the result of an increase in time deposit accounts of $20.2 million from $213.4 million at March 31, 2001 to $233.6 million at December 31, 2001, and an increase in checking accounts of approximately $7.7 million from $37.9 million at March 31, 2001 to $45.6 million at December 31, 2001. Management generally attributes the deposit growth to successful marketing efforts.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                              At December 31,2001         At March 31, 2001
                              -------------------         -----------------
                               Amount         %            Amount        %
                               ----------------            ---------------
Noninterest-bearing accounts $  12,542      2.9%          $   8,462    2.1%
Savings accounts                10,851      2.5%             10,867    2.7%
Checking accounts               45,615     10.5%             37,942    9.5%
Money market accounts          132,165     30.4%            127,010   31.9%
Time deposits by
  original term:
       One to 11 months         59,782     13.8%             36,041    9.1%
       12 to 23 months          81,844     18.8%             83,641   21.0%
       24 to 35 months          20,012      4.6%             23,601    5.9%
       36 to 59 months          17,726      4.1%             17,500    4.4%
Time deposits maturing after
  59 months                     54,204     12.5%             52,579   13.2%
                             ---------    ------          ---------  ------
                               233,569     53.7%            213,362   53.7%
                             ---------    ------          ---------  ------
Total                        $ 434,742    100.0%          $ 397,643  100.0%
                             =========    ======          =========  ======

Federal Home Loan Bank advances and other borrowings increased $33.6 million from $80.3 million at March 31, 2001 to $113.9 million at December 31, 2001. The increased borrowings were used primarily to fund growth in the loan portfolio.

Total equity decreased $25.8 million at December 31, 2001 to $94.3 million compared to $120.1 million at March 31, 2001. Earnings of $4.0 million for the nine months ended December 31, 2001 were more than offset by the repurchase of shares of the Company's common stock for $29.1 million and dividends paid to shareholders of $2.0 million.

Book value at December 31, 2001 was $17.71 per common share as compared to $16.55 per share at March 31, 2001.

Comparison of Operating Results for the Three Months Ended December 31, 2001
----------------------------------------------------------------------------
and 2000
--------

General. Net income decreased approximately $89,000 from $1.4 million for the three months ended December 31, 2000 to $1.3 million for the three months ended December 31, 2001. The decrease in income is primarily a result of an increase of $668,000 in noninterest expense associated primarily with the opening of ETAM in Seattle, the new commercial mortgage banking group office in Tacoma, and the new contact center in Everett, Washington. Increased expenses for the three months ended December 31, 2001 compared to the three months ended December 31, 2000, were partially offset by an increase in noninterest income from the new operations. In addition, net interest income after provision for loan losses increased $314,000 to $6.0 million for the three months ended December 31, 2001 from $5.7 million for the three months ended December 31, 2000.

Net Interest Income. Net interest income increased $819,000, or 14.1% from $5.8 million for the three months ended December 31, 2000 to $6.6 million for the three months ended December 31, 2001. The change is primarily a result of higher average balances of interest-earning assets and a lower cost of interest-bearing liabilities.

Interest income increased $15,000 to $11.8 million for the three months ended December 31, 2001 from the same period in 2000. The average balance of interest-earning assets increased from $561.8 million for the three months ended December 31, 2000 to $615.0 million for the three months ended December 31, 2001 resulting in an increase of $1.4 million in income. The yield on interest-earning assets decreased from 8.41% for the three months ended December 31, 2000 to 7.69% for the same period in 2001 resulting in a decrease in income of $1.2 million. Increased balances were a result of increased loan volumes, which were funded by the proceeds received from sales and maturities of securities, a decrease in cash equivalents and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the reduction in market interest rates which lowered yields on adjustable rate mortgages and short term and maturing investments. In addition, a low interest rate environment has resulted in the refinancing of higher rate loans, resulting in an overall lower loan yield.

Interest expense decreased $804,000 from $6.0 million for the three months ended December 31, 2000 to $5.2 million for the same period in 2001. The average balance of interest-bearing liabilities increased 16.8% or $73.3 million from $436.5 million at December 31, 2000 to $509.8 million for the three months ended December 31, 2001 resulting in an increase of $1.2 million in expense. This increase was offset by a $1.6 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 5.48% for the three months ended December 31, 2000 to 4.06% for the same period in 2001. The reduction is a result of decreases in market interest rates. The average balance of borrowings comprised 21.1% of interest-bearing liabilities for the quarter ended December 31, 2001 compared to 13.3% for the same period in 2000.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                    Three months ended December 31,
                         -----------------------------------------------------
                                   2001                        2000
                         -------------------------   -------------------------
                                  Interest                    Interest
                         Average     and    Yield/   Average     and    Yield/
                         Balance  Dividends  Cost    Balance  Dividends  Cost
                         -------  --------- ------   -------  --------- ------
Interest-earning assets:               (Dollars in thousands)
  Loans receivable,
   net (1)             $ 547,983  $ 10,907   7.96%  $463,714  $ 10,251   8.84%
  Investment securities   56,287       804   5.71%    87,341     1,382   6.33%
  Federal Home Loan
   Bank stock              4,887        86   7.04%     4,508        74   6.57%
  Cash and cash
   equivalents             5,837        27   1.85%     6,231       102   6.55%
                       ---------  --------   -----  --------   -------   -----
     Total interest-
      earning assets     614,994    11,824   7.69%   561,794    11,809   8.41%
                                  --------   -----             -------   -----

Noninterest-earning
 assets                   13,126                      12,502
                       ---------                    --------
     Total average
      assets           $ 628,120                    $574,296
                       =========                    =========
Interest-bearing
 liabilities:
  Savings accounts     $  10,792        48   1.78%  $  9,720        68   2.80%
  NOW accounts            36,156       167   1.85%    36,423       238   2.61%
  Money Market
   deposit accounts      131,688       833   2.53%   118,564     1,351   4.56%
  Certificates of
   deposit               223,415     2,786   4.99%   213,752     3,321   6.21%
                       ---------  --------   -----  --------  --------   -----
     Total deposits      402,051     3,834   3.81%   378,459     4,978   5.26%
  Borrowings             107,723     1,343   4.99%    58,072     1,003   6.91%
                       ---------  --------   -----  --------  --------   -----
     Total interest-
      bearing
       liabilities       509,774     5,177   4.06%   436,531     5,981   5.48%
                                  --------   -----            --------   -----

Noninterest-bearing
 liabilities             23,338                       12,789

      Total average
       liabilities      533,112                      449,320

Average equity           95,008                      124,976
                       --------                     --------

      Total liabilities
       and equity      $628,120                     $574,296
                       ========                     ========

Net interest income               $  6,647                    $  5,828
                                  ========                    ========
Interest rate spread                         3.63%                       2.93%
                                             =====                       =====
Net interest margin                          4.32%                       4.15%
                                             =====                       =====
Ratio of average
 interest-earning assets
  to average interest-
   bearing liabilities             120.64%                     128.70%
                                  ========                    ========

1. Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.

Provision for Loan Losses. During the three months ended December 31, 2001, the provision for loan losses was $625,000, compared to $120,000 for the same period in 2000. The change is primarily a result of an increase in the loan portfolio. The allowance for loan losses increased $1.1 million from $7.4 million at March 31, 2001 to $8.5 million at December 31, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.50% at December 31, 2001 compared to 1.51% at March 31, 2001, and 1.58% at December 31, 2000.

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

Non-interest Income. Non-interest income increased $326,000 from $588,000 for the three months ended December 31, 2000 to $914,000 for the same period in 2001. The change is due to increased loan service fees, other fees and a net gain of $199,000 due to a loss on the sale of securities for the three months ended December 31, 2000.

The Company's two newest operating units, EverTrust Asset Management and the commercial mortgage banking group based in Tacoma, Washington, generated $52,500 and $74,700, respectively, in non-interest revenues during the quarter.

Non-interest Expense. Non-interest expense increased $668,000 from $4.3 million for the three months ended December 31, 2000 to $5.0 million for the same period in 2001. The increase is due primarily to additional salary and employee benefits of $400,000 from $2.4 million for the three months ended December 31, 2000 to $2.8 million for the three months ended December 31, 2001. Compensation expense increased as the result of increased staffing levels primarily related to the start up of ETAM, the commercial mortgage banking group in Tacoma and the contact center in Everett, Washington. Occupancy and equipment expenses increased $110,000 from $636,000 for the three months ended December 31, 2000 to $746,000 for the three months ended December 31, 2001. The increase is primarily due to expenses associated with the three (ETAM, Tacoma and the contact center) new offices.

Provision for Income Taxes. Federal income taxes increased $61,000 from $593,000 for the three months ended December 31, 2000 to $654,000 for the three months ended December 31, 2001. The change is a result of an increase in the effective tax rate for the quarter caused by an adjustment in the estimate of future tax benefits.

Comparison of Operating Results for the Nine months Ended December 31, 2001
---------------------------------------------------------------------------
and 2000
--------

General. Net income increased approximately $91,000 from $3.9 million for the nine months ended December 31, 2000 to $4.0 million for the nine months ended December 31, 2001. The increase is due primarily to a $1.8 million increase in net interest income offset by expenses associated with the addition of ETAM in downtown Seattle and the new office in Tacoma, Washington, and compensation costs relating to production, personnel and employee benefit plan costs.

Net Interest Income. Net interest income increased $1.8 million, or 10.5%, from $17.3 million for the nine months ended December 31, 2000 to $19.1 million for the nine months ended December 31, 2001. The change is primarily a result of higher average balances of interest-earning assets and lower funding costs.

Interest income increased approximately $994,000 from $34.5 million for the nine months ended December 31, 2000 to $35.5 million for the same period in 2001. The average balance of interest-earning assets increased from $560.3 million for the nine months ended December 31, 2000 to $595.8 million for the nine months ended December 31, 2001 resulting in an increase of approximately $2.8 million in income. The yield on interest-earning assets decreased from 8.21% for the nine months ended December 31, 2000 to 7.94% for the same period in 2001 resulting in a decrease to income of $1.7 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities, a decrease in cash equivalents and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the reduction in market interest rates which lowered yields on adjustable rate mortgages and short term and maturing investments. In addition, a low interest rate environment has resulted in the refinancing of higher rate loans, resulting in an overall lower loan yield.

Interest expense decreased $820,000 to $16.4 million for the nine months ended December 31, 2001 from $17.2 million for the same period in 2000. The average balance of interest-bearing liabilities increased $46.2 million, or 10.7%, million from $431.7 million at December 31, 2000 to $477.9 million for the nine months ended December 31, 2001 resulting in an increase of $2.1 million in expense. This increase was offset by a $2.6 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 5.31% for the nine months ended December 31, 2000 to 4.57% for the same period in 2001. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 18.3% of interest-bearing liabilities for the nine months ended December 31, 2001 compared to 13.1% for the same period in 2000.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                    Three months ended December 31,
                         -----------------------------------------------------
                                   2001                        2000
                         -------------------------   -------------------------
                                  Interest                    Interest
                         Average     and    Yield/   Average     and    Yield/
                         Balance  Dividends  Cost    Balance  Dividends  Cost
                         -------  --------- ------   -------  --------- ------
Interest-earning assets:               (Dollars in thousands)
  Loans receivable,
   net (1)             $ 521,134  $ 32,356   8.28%  $ 458,016  $ 29,631  8.63%
  Investment
   securities             63,299     2,717   5.72%     94,608     4,464  6.29%
  Federal Home Loan
   Bank stock              4,735       251   7.07%      4,422       216  6.51%
  Cash and cash
   equivalents             6,666       158   3.16%      3,215       181  7.51%
                       ---------  --------   -----  ---------  --------  -----
     Total interest-
      earning assets     595,834    35,482   7.94%    560,261    34,492  8.21%
                                  --------   -----             --------  -----

Noninterest-earning
 assets                   10,883                       11,698
                       ---------                    ---------
     Total average
      assets           $ 606,717                    $ 571,959
                       =========                    =========
Interest-bearing
 liabilities:
  Savings accounts     $  10,632       186   2.33%  $  10,042       214  2.84%
  NOW accounts            35,787       550   2.05%     35,915       700  2.60%
  Money Market deposit
   accounts              129,904     3,188   3.27%    121,299     4,073  4.48%
  Certificates of
   deposit               214,043     8,775   5.47%    207,830     9,349  6.00%
                       ---------  --------   -----  ---------  --------  -----
     Total deposits      390,366    12,699   4.34%    375,086    14,336  5.10%
  Borrowings              87,581     3,675   5.59%     56,612     2,858  6.73%
                       ---------  --------   -----  ---------  --------  -----
     Total interest-
      bearing
       liabilities       477,947    16,374   4.57%    431,698    17,194  5.31%
                                  --------   -----             --------  -----

Noninterest-bearing
 liabilities              16,786                       12,301
                       ---------                    ---------

     Total average
      liabilities      $ 494,733                    $ 443,999

Average equity           111,984                      127,960
                       ---------                    ---------

     Total liabilities
      and equity       $ 606,717                    $ 571,959
                       =========                    =========

Net interest income               $ 19,108                     $ 17,298
                                  ========                     ========
Interest rate spread                         3.37%                       2.90%
                                             =====                       =====
Net interest margin                          4.28%                       4.12%
                                             =====                       =====
Ratio of average
 interest-earning assets
  to average interest-
   bearing liabilities             124.67%                      129.78%
                                  ========                     ========

(1) Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.

Provision for Loan Losses. During the nine months ended December 31, 2001, the provision for loan losses was $1.3 million, compared to $795,000 for the same period in 2000, an increase of approximately $500,000. The increase is primarily attributable to an increase in the loan portfolio. The allowance for loan losses increased $1.1 million from $7.4 million at March 31, 2001 to $8.5 million at December 31, 2001. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.50% at December 31, 2001 compared to 1.51% at March 31, 2001, and 1.58% at December 31, 2000.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000- Provision for Loan Losses."

Non-interest Income. Non-interest income increased $382,000 to $2.3 million for the nine months ended December 31, 2001, from $1.9 million for the same period in 2000. The change is due primarily to increased loan service fees and gains on the sale of loans during the nine months ended December 31, 2001.

Non-interest Expense. Non-interest expense increased $1.5 million from $12.9 million for the nine months ended December 31, 2000 to $14.4 million for the same period in 2001. The increase is due primarily to additional salary and employee benefits. Compensation expense increased as a result of increased staffing levels primarily due to the start up of ETAM, the commercial mortgage banking group in Tacoma, and the contact center in Everett, Washington. Occupancy and equipment expenses increased approximately $217,000 from $2.0 million for the nine months ended December 31, 2000 to $2.2 million for the nine months ended December 31, 2001. The increase is attributable to expenses associated with the three (ETAM, Tacoma and the contact center) new offices. Other expenses increased $91,000 to $3.2 million for the nine months ended December 31, 2001 from $3.1 million for the same period in 2000. Additional advertising expense associated with the ETAM opening was the primary reason for the increase.

Provision for Income Taxes. Federal income taxes increased $162,000 from $1.7 million for the nine months ended December 31, 2000 to $1.8 million for the nine months ended December 31, 2001. The change is primarily a result of increased taxable earnings.

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

The primary investing activity of EverTrust is the origination of multi-family, commercial mortgage and construction loans. To a lesser extent is the origination of one-to-four family mortgage loans and consumer loans.
In addition, an increasing activity of the Company is the origination of business loans. During the nine months ended December 31, 2001, the Company funded $214.8 million in new loans. In addition, during this nine month period, funds were used to purchase $13.6 million in investment securities and to repurchase shares of the Company's common stock for $29.1 million. These activities were funded by loan repayments, a reduction in cash equivalents, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                           Minimum for Capital
                                           Actual           adequacy purposes
                                           ------           -----------------
                                     Amount      Ratio     Amount        Ratio
                                     ------      -----     ------        -----
December 31, 2001:

  Total capital to risk-weighed
   assets                          $101,001      16.7%    $48,384         8.0%
  Tier 1 capital to risk-weighted
   assets                            93,520      15.5%     24,197         4.0%
  Tier 1 leverage capital to average
   assets                            93,520      14.6%     25,675         4.0%

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at December 31, 2001. Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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


-----------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EverTrust Financial Group, Inc.
February 4, 2002

                                        /s/Michael B. Hansen
                                        ---------------------
                                        Michael B. Hansen
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

February 4, 2002

                                        /s/Jeffrey R. Mitchell
                                        ----------------------
                                        Jeffrey R. Mitchell
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)