Form 10-K
period 2002-03-31
EVERTRUST FINANCIAL GROUP INC
filed 2002-06-19
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26993

EVERTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1613658
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

2707 Colby Avenue, Suite 600, Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 258-3645

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value per share
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

        As of May 31, 2002, there were issued and outstanding 5,036,909 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "EVRT." Based on the average of the high/low price for the Common Stock on May 31, 2002, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $92,175,435 (5,036,909 shares at $18.30 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Registrant's Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1. Portions of Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).


EVERTRUST FINANCIAL GROUP, INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I

Item 1. Business

General

        EverTrust Financial Group, Inc. ("EverTrust" or the "Company"), a Washington state corporation, is the successor to Mutual Bancshares, a mutual holding company, which converted to stock form on September 30, 1999 ("Conversion"). The Company replaced Mutual Bancshares as the holding company for EverTrust Bank ("EverTrust Bank" or the "Bank"), a Washington chartered stock savings bank; and Mutual Bancshares Capital Inc., a Washington corporation. In connection with the Conversion in September 1999, the Company issued 8,596,250 shares to the public. Effective May 12, 2000, the Company became a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve ("Federal Reserve") issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. For further information regarding the Company's financial holding company election, see "Regulation -- The Company."

        At March 31, 2002, the Company had total assets of $675.8 million, total deposits of $449.6 million and total equity of $92.8 million. The Company's business activities are conducted primarily by EverTrust Bank, whose operations are enhanced by the activities and operations of the Company's other subsidiary: Mutual Bancshares Capital, Inc. Accordingly the information regarding the Company's business set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

        EverTrust Bank was formed as a federally chartered institution in 1916 and converted to a Washington chartered mutual savings bank in 1987. In 1993, the Bank became a stock entity in connection with its mutual holding company reorganization in 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund ("BIF"). The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

        EverTrust Bank is a community oriented bank dedicated to financing residential related and commercial real estate properties and providing quality customer service. The Bank's principal business is attracting deposits from the general public and using those funds to originate residential (including multi-family) mortgage loans as well as commercial real estate loans, construction loans and business loans.

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

        In December 2000, the Company established the EverTrust Financial Center in downtown Bellevue, Washington. From this location, the Bank serves East King County as well as Seattle and offers an expanded line of financial products and services including enhanced jumbo home loan programs, commercial real estate loans, private banking, and business banking services. The Bank's commercial mortgage banking group provides portfolio and secondary market products from commercial loan origination offices located in Tacoma, Bellevue, Seattle and Everett.

        For additional information regarding the Company's and the Bank's offices, see "Item 2. Properties" and Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


Lending Activities

        General. Historically, the principal lending activity of the Bank consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, EverTrust Bank has increased its origination of loans secured by multi-family properties, commercial real estate loans, construction and land development loans and business loans.  At March 31, 2002, EverTrust Bank's total loans were $575.3 million, including approximately $625,000 of loans held for sale.

        The Bank's internal loan policy limits the maximum amount of loans to one borrower to 15% of its capital. At March 31, 2002, the maximum amount which EverTrust Bank could have lent to any one borrower and the borrower's related entities was approximately $10.7 million under its policy. At March 31, 2002, EverTrust Bank had loans to one builder/developer (including loans for construction, land development and permanent financing) with an aggregate committed balance in excess of this amount which were specifically approved as policy exceptions by the Board of Directors: the borrower had $15.0 million committed, of which $14.9 million was outstanding, representing 21.1% and 20.9% of EverTrust Bank's total capital of $71.1 million, respectively. All loans to the borrower were performing according to their terms at March 31, 2002. Loans in excess of 25% of EverTrust Bank's capital are participated to the Company on a last-in, first-out basis. There were no participations with the Company outstanding as of March 31, 2002, since no amounts outstanding to any one borrower exceeded 25% of EverTrust Bank's capital.

        Loan Portfolio Analysis. The following table sets forth the composition of the Bank's consolidated loan portfolio by type of loan as of the dates indicated.

	At March 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to- four family
residential(1)	$ 55,217	8.37%	$ 67,705	12.11%	$70,042	14.73%	$101,649	26.61%	$ 95,305	26.73%
One- to- four family
construction and land
development	49,752	7.54	40,729	7.28	37,266	7.84	34,928	9.14	36,444	10.23
Income property:
Commercial construction	29,871	4.53	25,475	4.56	23,871	5.02	12,491	3.27	4,620	1.30
Commercial real estate	233,715	35.44	168,199	30.08	128,892	27.10	72,573	19.00	76,121	21.36
Multi-family construction	47,311	7.17	62,055	11.10	32,304	6.79	14,012	3.67	7,153	2.01
Multi-family residential	157,503	23.89	128,846	23.04	136,727	28.75	115,972	30.35	111,975	31.42
Consumer:
Home equity and other
mortgages	29,066	4.41	25,756	4.61	23,301	4.90	18,601	4.87	15,866	4.45
Credit cards	5,026	0.76	2,426	0.43	1,375	0.29	488	0.13	124	0.03
Other installment loans	5,236	0.79	6,219	1.11	5,281	1.11	2,399	0.63	2,560	0.72
Business loans	46,721	7.09	31,707	5.68	16,494	3.47	8,949	2.34	6,226	1.75
Total loans	659,418	100.00%	559,117	100.00%	475,553	100.00%	382,062	100.00%	356,394	100.00%
Less:
Undisbursed loan proceeds	(71,248)		(63,888)		(49,460)		(28,183)		(22,563)
Deferred loan fees and other	(4,145)		(3,879)		(3,493)		(3,239)		(3,278)
Reserve for loan losses	(8,754)		(7,439)		(6,484)		(5,672)		(4,897)
	575,271		483,911		416,116		344,968		325,656
Loans receivable held for sale	(625)		(794)		--		(29,641)		(13,705)
Loans receivable, net	$574,646		$483,117		$416,116		$315,327		$311,951

____________

(1)	Includes owner/builder construction/permanent loans of $8.3 million, $6.4 million, $6.0 million, $5.5 million, and $8.4 million at March 31, 2002, 2001, 2000, 1999, and 1998, respectively.


       Residential One- to- Four Family Lending. At March 31, 2002, $55.2 million of the Bank's loan portfolio consisted of permanent loans secured by one- to- four family residences, including approximately $625,000 of loans held for sale. This amount represents 8.4% of the Bank's total loans.

        EverTrust Bank originates both fixed-rate loans and adjustable-rate loans. Generally, 30 year fixed-rate loans are originated to meet the requirements for sale in the secondary market to Federal National Mortgage Association ("Fannie Mae"), however, from time to time, a portion of these fixed-rate loans originated by EverTrust Bank may be retained in the Bank's loan portfolio to meet its asset/liability management objectives.

        At March 31, 2002, $33.2 million, or 64.0%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans, both held for sale and held for investment. EverTrust Bank also offers adjustable rate mortgage loans at rates and terms competitive with market conditions. All of EverTrust Bank's adjustable rate mortgage loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

        EverTrust Bank offers several adjustable rate mortgage products which adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a general overall limitation of 6%. These adjustable rate mortgage products have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.5% to 3.0%. Adjustable rate mortgage loans held in EverTrust Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 2002, $18.6 million, or 36.0%, of the Bank's one- to- four family loan portfolio consisted of adjustable rate mortgage loans.

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


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

        The Bank currently originates two types of residential construction loans: speculative construction loans, and owner/builder loans. EverTrust Bank also originates construction loans for the development of multi-family and commercial properties. Annual originations of construction and land development loans have been $40.4 million, $56.4 million and $29.5 million for the three years ended March 31, 2002, 2001 and 2000, respectively. Subject to market conditions, EverTrust Bank intends to continue to emphasize its construction lending activities.

        At March 31, 2002, the composition of the Bank's construction and land development loan portfolio was as follows:

	Outstanding	Percent of
	Balance	Total
	(Dollars in thousands)

Speculative construction	$ 10,559	8.6%
Owner/builder construction	8,296	6.8
Multi-family construction	47,311	38.5
Land development	26,738	21.8
Commercial real estate construction	29,872	24.3
Total	$ 122,776	100.0%

        Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either EverTrust Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 30 builders located in its primary market area, each of which generally have two to 25 speculative loans from the Bank during a 12 month period, with approximately five to six loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, EverTrust Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 2%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2002, speculative construction loans totaled $10.6 million, or 8.6%, of the total construction loan portfolio. At March 31, 2002, the Bank had two borrowers each with aggregate outstanding speculative loan balances of more than $1.0 million, all of which were performing according to their respective terms and the largest of which amounted to $2.2 million.


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

        Loan-to-value ratios under all three options are up to 80%, or up to 90% with private mortgage insurance, of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2002, owner/builder construction loans totaled $8.3 million, or 6.8%, of the total construction loan portfolio. At March 31, 2002, the largest outstanding owner/builder construction loan had an outstanding balance of approximately $1.0 million and was performing according to its terms.

        For over 15 years, EverTrust Bank has originated loans to local real estate developers for the purpose of developing residential subdivisions, which includes installing roads, sewers, water and other utilities for plats generally ranging from 10 to 50 lots. At March 31, 2002, subdivision development loans totaled $26.7 million, or 21.8% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of one to three years with generally variable interest rates tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 3%, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of EverTrust Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, EverTrust Bank also obtains personal guarantees from corporate principals and reviews their personal financial statements. At March 31, 2002, EverTrust Bank had no nonaccruing land development loans.

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

        EverTrust Bank also provides construction and construction permanent financing for multi-family and commercial properties. At March 31, 2002, such construction loans amounted to $77.2 million of which $68.1 million was construction/permanent financing (i.e., loans will roll into permanent financing when certain lease-up and debt service requirements are met) at the completion of the construction phase. These loans are typically secured by apartment buildings, condominiums, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in the Bank's market area and typically range in amount from $500,000 to $5.0 million. At March 31, 2002, the largest multi-family construction loan was for $6.7 million secured by a 62 unit apartment building located in EverTrust Bank's market area and was performing according to its terms. At March 31, 2002, the largest commercial construction loan was for $8.1 million, secured by a retail store located in the Bank's market area and was performing according to its terms. Periodically, EverTrust Bank purchases, without


recourse to the seller other than for fraud, from other lenders participation interests in multi-family and commercial construction loans secured by properties located in EverTrust Bank's market area. The Bank underwrites such participation interests according to its own standards.

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

        Multi-Family Lending. At March 31, 2002, $157.5 million, or 23.9% of the Bank's total loan portfolio was secured by multi-family dwelling units, which consist of more than four units, located primarily in its market area.

        Multi-family adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years. EverTrust Bank has also originated fixed rate multi-family loans due in five and ten years, with amortization terms of up to 30 years. Multi-family loans originated since 1993 generally contain prepayment penalties during the first three years. Multi-family loans typically range in principal amount from $500,000 to $5.0 million. At March 31, 2002, the largest non-construction multi-family loan was on a 96 unit apartment building with an outstanding principal balance of $5.5 million located in the Bank's market area. At March 31, 2002, this loan was performing according to its terms.


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

        Multi-family mortgage lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. EverTrust Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

        Commercial Real Estate Lending. Commercial real estate loans totaled $233.7 million, or 35.4% of total loans receivable at March 31, 2002, and consisted of 280 loans. EverTrust Bank originates commercial real estate loans primarily secured by warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in EverTrust Bank's market area. Commercial real estate loans typically range in principal amount from $500,000 to $7.5 million. At March 31, 2002, the largest commercial real estate loan on one property had an outstanding balance of $7.5 million and is secured by an office building and marina located in the Bank's market area. This loan was performing according to its terms at March 31, 2002.

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

        The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by EverTrust Bank, which are reviewed by the Bank's review appraiser. EverTrust Bank requires its commercial loan borrowers to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.30 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

        Commercial real estate lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by


adverse conditions in the real estate market or the economy. EverTrust Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

        Business Lending. Through its business banking group, the Bank originates business loans to small and medium sized businesses in its primary market area. Business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable, marketable investments and inventory, although business loans are sometimes granted on an unsecured basis. Such loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin ranging from 0% to 3.50%. At March 31, 2002, the business loans amounted to $46.7 million, or 7.1%, of the Bank's total loans. The increase in business loans from the year ending March 31, 2001 is attributable to increased market penetration, the addition of a new loan officer and growth in average loan amounts.

        At March 31, 2002, the Bank's largest outstanding business loan was for $4.5 million and was secured by accounts receivable/inventory. The customer is in hotel management. The loan was performing according to its terms at March 31, 2002.

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

        The Bank provides borrowers with secured standby letters of credit based on the same underwriting requirements and conditions as described above. The letters of credit are backed by signed notes payable to the Bank for like terms of the letter of credit. At March 31, 2002, EverTrust Bank had no outstanding letters of credit. International letters of credit are offered through a correspondent bank that assumes credit and payment risk on the instrument. EverTrust Bank receives a fee from the borrower and the correspondent bank for arranging the international letters of credit.

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

        Consumer Lending. Consumer lending has traditionally been a secondary, but recently growing part of the Bank's business. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, home improvement loans, second mortgage loans, lot acquisition loans, savings account loans, automobile loans, boat loans, recreational vehicle loans, personal unsecured loans and credit card loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At


March 31, 2002, consumer loans, excluding credit card loans, amounted to $34.3 million, or 5.2% of the total loan portfolio.

        At March 31, 2002, the largest component of the consumer loan portfolio consisted of real estate secured loans, such as residential first mortgage loans, second mortgages and home equity lines of credit, which totaled $29.1 million, or 4.4%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit allow for a ten year draw period, plus an additional 15 year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin.

        Credit card loans are underwritten using suggested Independent Community Bankers Association guidelines, credit scoring and financial statement analysis. Credit cards are issued to the Bank's commercial banking business customers and qualified retail customers. At March 31, 2002, the credit card portfolio consisted of business credit lines of $700,000 and personal credit card lines of $4.3 million for a total of $5.0 million or 0.76% of total loans.  Amounts disbursed under these credit lines were $707,700 at March 31, 2002 compared to $369,700 at March 31, 2001.  Credit card loans entail greater risk than do other loans especially given their unsecured status. The Bank attempts to limit this risk by adhering to sound underwriting and collection practices, although there can be no assurances that these will prevent credit card losses. At March 31, 2002, there were $7,000 of credit card loans 90 days or more past due or in nonaccrual status.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. EverTrust Bank believes that these risks are not as prevalent in the case of EverTrust Bank's consumer loan portfolio because a large percentage of the portfolio consists of first and second mortgage loans and home equity lines of credit for existing customers that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At March 31, 2002, there were $16,700 of consumer loans delinquent in excess of 90 days or in nonaccrual status.

        Loan Maturity and Repricing. The following table sets forth information at March 31, 2002 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.


		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	15 Years	15 Years	Total
	(In thousands)
Real Estate:
One- to- four family residential	$ 16,166	$ 6,982	$ 3,559	$10,963	$14,128	$ 51,798
One- to- four family construction
and land development	37,039	818	--	--	--	37,857
Income property:
Commercial construction	13,007	1,443	340	2,314	--	17,104
Commercial real estate	103,399	74,722	31,481	20,106	131	229,839
Multi family construction	23,088	15,002	--	248	--	38,338
Multi-family residential	93,809	32,938	15,988	14,318	274	157,327
Consumer:
Home equity and other mortgages	11,754	2,440	1,579	4,844	29	20,646
Credit cards	708	--	--	--	--	708
Other installment loans	1,659	994	418	253	2	3,326
Business loans	24,307	2,948	1,560	1,237	550	30,602
Total	$324,936	$138,287	$54,925	$54,283	$15,114	$587,545

        The following table sets forth the dollar amount of all loans due after March 31, 2002, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Variable	Total
	Rates	Rates	Rates
	(In thousands)
Real Estate:
One- to- four family residential	$ 33,161	$ 18,637	$ 51,798
One- to- four family construction
and land development	187	37,670	37,857
Income property:
Commercial construction	3,788	13,316	17,104
Commercial real estate	32,733	197,106	229,839
Multi-family construction	1,482	36,856	38,338
Multi-family residential	15,995	141,332	157,327
Consumer:
Home equity and other mortgages	10,975	9,671	20,646
Credit cards	--	708	708
Other installment loans	2,542	784	3,326
Business loans	1,588	29,017	30,602
Total	$ 102,451	$ 485,094	$ 587,545

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


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

        Mortgage loan applications are initiated by loan officers and are required to be approved by EverTrust Bank's Management Loan Committee, which presently consists of the President and Chief Operating Officer, the Chief Financial Officer, the Credit Administrator and the Chief Lending Officer. All loans up to and including $1.5 million may be approved by the Management Loan Committee without Board approval; loans over $1.5 million to $4.0 million must be approved by the Board Loan Committee; and loans exceeding $4.0 million, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds 15% of total capital, must be approved by EverTrust Bank's Board of Directors.

        Loan Originations, Purchases and Sales. During the year ended March 31, 2002, the Bank's total gross loan originations were $298.6 million. Periodically, EverTrust Bank purchases participation interests in construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to EverTrust Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Construction and Land Development Lending" and "-- Multi-Family Lending."

        Consistent with its asset/liability management strategy in prior years, EverTrust Bank's policy has been to retain in its portfolio all of the adjustable rate mortgage loans and shorter-term fixed rate loans. Thirty-year fixed rate loans are originated with a view toward sale in the secondary market to Fannie Mae; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset/liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At March 31, 2002 EverTrust Bank's loan servicing portfolio totaled $177.9 million.

        The origination of one-to-four family residential loans increased significantly from prior years due primarily to loan refinancing activity caused by the lower interest rate environment.  The increase in the origination of commercial and multi-family loans from prior years resulted from the Bank's increased marketing efforts for these types of loans along with increased refinancing activity due to lower interest rates.


        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In thousands)
Loans originated:
Real estate:
One- to- four family residential	$ 44,362	$ 19,795	$ 19,663
One- to- four family construction and loan
development	40,378	56,359	29,537
Income property:
Commercial construction	28,434	13,188	19,520
Commercial real estate	77,902	42,395	59,972
Multi-family construction	25,709	21,944	26,768
Multi-family residential	33,263	12,532	31,795
Consumer:
Home equity and other mortgages	14,315	11,416	10,919
Credit cards	3,053	1,133	1,027
Other installment loans	2,370	2,115	4,248
Business loans	28,799	33,369	11,828
Total loans originated	298,585	214,246	215,277

Loans purchased:
Income property:
Commercial construction	--	--	--
Commercial real estate	--	--	1,000
Multi-family construction	--	--	--
Multi-family residential	--	--	--
Total loans purchased	--	--	1,000

Loans sold:
Total whole loans sold	22,841	24,501	33,895
Participation loans	3,193	--	1,500
Total loans sold	26,034	24,501	35,395

Principal repayments	180,369	123,545	91,280
Loans securitized	--	--	--
Transfer to real estate owned	674	85	--
Increase (decrease) in other items, net	1,168	2,635	(17,642)
Net increase (decrease) in loans receivable,
net and loans held for sale	$ 92,675	$ 68,750	$ 71,960

        Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank range up to 1.50%. Current accounting standards require fees received, net of certain loan origination costs, for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $4.1 million of net deferred mortgage loan fees at March 31, 2002.

        Nonperforming Assets and Delinquencies. EverTrust Bank generally assesses late fees or penalty charges on delinquent loans of 5% of the monthly loan payment amount. Substantially all fixed-rate and adjustable rate mortgage loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period


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

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans:
One- to- four family residential	$ --	$ 57	$ 402	$ --	$ 517
One- to- four family construction and
land development	--	--	--	--	--
Income property:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	364	293
Multi-family construction	--	1,233	--	--	--
Multi-family residential	--	--	--	--	--
Consumer:
Home equity and second mortgages	--	--	--	--	27
Credit cards	--	--	--	--	--
Other installment loans	17	10	4	14	4
Business	--	--	--	--	--
Total	17	1,300	406	378	841

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
One- to- four family residential	--	--	--	--	--
One- to- four family construction and
land development	--	--	--	--	--
(table continued on following page)


	Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Income property:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Consumer:
Home equity and second mortgages	--	--	--	--	--
Credit cards	7	--	--	--	--
Other installment loans	--	--	--	--	--
Total	7	--	--	--	--

Total of nonaccrual and 90 days past due loans	24	1,300	406	378	841

Real estate owned acquired in satisfaction
of debts previously contracted	524	85	--	--	--

Total nonperforming assets	548	1,385	406	378	841
Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable, net	-- %	0.27%	0.10%	0.12%	0.27%
Nonaccrual and 90 days or more past due
loans as a percentage of total assets	-- %	0.22%	0.07%	0.08%	0.20%
Nonperforming assets as a percentage of total assets	0.08%	0.23%	0.07%	0.08%	0.20%

        Additional interest income, which would have been recorded for the year ended March 31, 2002 had nonaccruing loans been current in accordance with their original terms, amounted to approximately $164,000. The amount of interest included in interest income on such loans for the year ended March 31, 2002 was approximately $200.

        Real Estate Owned. Real estate acquired by EverTrust Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2002, EverTrust Bank had approximately $524,000 of real estate owned.

        Restructured Loans. Under generally accepted accounting principles, EverTrust Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if EverTrust Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructures or loan modifications for a borrower do not necessarily always constitute troubled debt restructures, however, and troubled debt restructures do not necessarily result in nonaccrual loans. EverTrust Bank had no restructured loans as of March 31, 2002.

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


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

        In originating loans, EverTrust Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Management recognizes that these losses will occur over the life of the loan and may not necessarily result in current impairment of the loan balance. Management also believes that certain loans may currently be impaired that are not yet evident in the loan's performance. The general valuation allowance for loan losses is maintained to cover these losses inherent in the loan portfolio but not yet apparent. Management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. At March 31, 2002, the Bank had a general allowance for loan losses of $8.8 million, representing 1.50% of total loans, compared to $7.4 million, or 1.51% of total loans at March 31, 2001.

        The Bank recorded a $1.5 million provision for loan losses for the year ended March 31, 2002, compared to $1.0 million and $810,000 for the years ended March 31, 2001 and 2000, respectively. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans from which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

        The Bank's charge-offs as a percentage of average loans outstanding reflected in the following table has been consistent over the past several years, largely the result of extremely favorable economic conditions in the market area. The relatively low amount of nonperforming loans at March 31, 2002 cannot reasonably be relied upon to reflect the current level of risk inherent in the loan portfolio, especially given the dollar amount of loans in higher-risk lending categories, including construction, land development, multi-family and commercial loans at March 31, 2002.

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


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


        The following table sets forth an analysis of the Bank's allowance for loan losses at the dates and for the periods indicated.

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Allowance at beginning of period	$7,439	$6,484	$5,672	$4,897	$4,509
Provision for loan losses	1,500	1,005	810	780	420
Charge-offs:
Mortgage loans:
One- to- four family residential	25	--	--	--	--
One- to- four family construction
and land development	116	--	--	--	--
Income property:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	112
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Consumer:
Residential mortgages	--	--	--	--	--
Home equity and second mortgages	6	--	--	--	--
Credit cards	4	20	--	--	--
Automobiles	--	--	--	2	--
Other installment loans	45	6	12	3	--
Business loans	29	43	4	--	--
Total charge-offs	225	70	16	5	112
Recoveries:
Mortgage loans	--	--	--	--	--
Income property:
Commercial construction	--	--	--	--	79
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Consumer:
Residential mortgages	--	--	--	--	--
Home equity and second mortgages	--	--	18	--	--
Credit cards	10	--	--	--	--
Automobiles	--	--	--	--	1
Other installment loans	1	6	--	--	--
Business loans	29	14	--	--	--
Total recoveries	40	20	18	--	80
Net charge-offs	185	50	(2)	5	32
Balance at end of period	$8,754	$7,439	$6,484	$5,672	$4,897

Allowance for loan losses as a percentage of total
loans outstanding at the end of the period	1.50%	1.51%	1.53%	1.62%	1.48%

Net charge-offs as a percentage of average loans
outstanding during the period	0.03%	0.01%	--%	--%	0.01%

Allowance for loan losses as a percentage of
nonperforming loans at end of period	37,173.55%	572.19%	1,593.12%	1,500.53%	582.28%


        The following table sets forth the breakdown of the Bank's allowance for loan losses by loan category for the periods indicated.

	At March 31,
	2002			2001			2000			1999			1998
			Percent			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans			of Loans
		Loan	in		Loan	in		Loan	in		Loan	in		Loan	in
	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category
	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in thousands)

Real Estate:
One- to- four family
residential	$ 562	$ 55,217	8.37%	$ 650	$ 67,705	12.11%	$ 481	$ 70,042	14.73%	$ 784	$101,649	26.61%	$ 320	$ 95,305	26.73%
One- to- four family
construction
and land
development	588	49,752	7.54	630	40,729	7.28	775	37,266	7.84	838	34,928	9.14	1,008	36,444	10.23
Income property:
Commercial
construction	371	29,871	4.53	645	25,475	4.56	583	23,871	5.02	271	12,491	3.27	71	4,620	1.30
Commercial real
estate	3,296	233,715	35.44	2,033	168,199	30.08	1,729	128,892	27.10	1,073	72,573	19.00	1,142	76,121	21.36
Multi-family
construction	575	47,311	7.17	955	62,055	11.10	536	32,304	6.79	267	14,012	3.67	138	7,153	2.01
Multi-family
residential	1,999	157,503	23.89	1,393	128,846	23.04	1,591	136,727	28.75	1,450	115,972	30.35	1,399	111,975	31.42
Consumer:
Home equity and
other mortgages	393	29,066	4.41	454	25,756	4.61	388	23,301	4.90	341	18,601	4.87	307	15,866	4.45
Credit cards	22	5,026	0.76	23	2,426	0.43	12	1,375	0.29	16	488	0.13	6	124	0.03
Other installment
loans	77	5,236	0.79	97	6,219	1.11	79	5,281	1.11	59	2,399	0.63	53	2,560	0.72
Business loans	871	46,721	7.09	559	31,707	5.68	310	16,494	3.47	196	8,949	2.34	125	6,226	1.75
Total allocated	8,754	--	--	7,439	--	--	6,484	--	--	5295	--	--	4,568	--	--
Unallocated	--	--	--	--	--	--	--	--	--	377	--	--	329	--	--
Total	$ 8,754	$659,418	100.00%	$ 7,439	$559,117	100.00%	$6,484	$475,553	100.00%	$ 5,672	$382,062	100.00%	$ 4,897	$356,394	100.00%


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

        At March 31, 2002, the Company's consolidated investment portfolio totaled $60.1 million and consisted principally of U.S. Government and agency obligations, municipal bonds, mortgage-backed securities, corporate debt obligations, equity securities, mutual funds, and Federal Home Loan Bank ("FHLB") stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Company's loan originations, deposits and other activities.

        Mortgage-Backed Securities. The Company's mortgage-backed securities, which at March 31, 2002, totaled $29.4 million at estimated fair value, was comprised of Fannie Mae, Freddie Mac and GNMA mortgage-backed securities.

        State and Municipal Bonds. The Company's tax exempt and taxable municipal bond portfolio, which at March 31, 2002, totaled $6.8 million at estimated fair value, or $6.7 million at amortized cost, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various housing authorities, hospitals, schools, water and sanitation districts and other authorities located in the State of Washington. At March 31, 2002, general obligation bonds and revenue bonds had total estimated fair values of $2.4 million and $4.5 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency such as Moody's or Standard and Poor's. Non-rated municipal bonds held in portfolio are generally comprised of housing bonds issued by various local housing authorities in the Company's market area. At March 31, 2002, the Company's municipal bond portfolio had a weighted average maturity of approximately five years and a weighted average coupon rate of 4.4%.

        Corporate Bonds. The Company's corporate bond portfolio, which totaled $10.0 million at fair value ($9.9 million at amortized cost) at March 31, 2002, was comprised of short to intermediate-term fixed-rate securities from issuers generally rated Baa or higher by Moody's or BBB or higher by Standard and Poor's. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Company's investment securities, including those that have high credit ratings, are subject to market risk and credit risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value. In addition, credit ratings are also subject to change at the discretion of the rating agencies, which could also impact the market value of the investment. At March 31, 2002, the portfolio had a weighted average maturity of two years and a weighted average coupon rate of 6.3%. The longest term bond has an amortized cost of $500,000 and a term to maturity of 27.6 years.

        At March 31, 2002, the holdings of the largest single issuer totaled $1.0 million at amortized cost or 10.5% of the total portfolio and issuers in the financial sector comprised 67.0% of the total portfolio.


        Equity Securities. The Company's equity investments totaled $3.2 million at fair value, or $3.3 million at cost, at March 31, 2002. The equity portfolio consists primarily of common stocks of companies included in the Standard and Poor's Average and has typically included other mid to large cap companies.

        U.S. Government and Agency Obligations. The Company's portfolio of U.S. Government and agency obligations had a fair value of $5.6 million, or $5.4 million at amortized cost, at March 31, 2002. The longest term bond has an amortized cost of $1.0 million and a term to maturity of 3.9 years.

        Off Balance Sheet Derivatives. Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments to hedge the saleable loan pipeline of EverTrust Bank. On March 31, 2002, the Company had no off balance sheet derivatives and no outstanding commitments to purchase or sell securities.

        The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

	At March 31,
	2002		2001		2000
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(In thousands)

Available for sale:
Investment securities:
U.S. Government Agency
obligations	$ 4,426	$ 4,515	$ 4,985	$ 5,124	$12,198	$ 12,119
Corporate obligations	9,363	9,537	20,672	20,801	41,359	40,650
Municipal obligations	3,896	3,929	5,236	5,260	5,661	5,537
Equity securities	3,304	3,154	6,650	6,407	12,223	11,821
Certificates of deposit	--	--	195	200	185	185
Mortgage-backed securities	28,347	28,768	24,963	25,507	26,084	25,676
Total available for sale	$49,336	$49,903	$62,701	$63,299	$ 97,710	$ 95,988

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$ 1,003	$ 1,080	$ 2,507	$ 2,611	$ 2,514	$ 2,538
Corporate obligations	498	508	992	1,024	1,486	1,505
Municipal obligations	2,848	2,901	3,634	3,709	5,996	6,003
Certificates of deposit	--	--	--	--	481	481
Mortgage-backed securities	606	636	1,229	1,269	1,589	1,609
Total held to maturity	$ 4,955	$ 5,126	$ 8,362	$ 8,613	$ 12,066	$ 12,136

Total	$ 54,291	$ 55,029	$ 71,062	$71,911	$109,776	$108,124


       The table below sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment portfolio at March 31, 2002.

	At March 31, 2002
	Amount Due or Repricing within:*
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available for sale:
Investment securities:
U.S. Government Agency
obligations	$ 472	6.91%	$ 3,954	5.46%	$ --	--%	$ --	--%	$ 4,426	5.61%
Corporate obligations	4,016	5.95	4,847	6.09	--	--	500	9.88	9,363	6.23
Municipal obligations	913	5.15	1,582	4.11	--	--	1,401	2.06	3,896	3.62
Equity securities	3,304	1.47	--	--	--	--	--	--	3,304	1.47
Certificates of deposit	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities	--	--	8,257	6.51	2,706	6.43	17,384	6.45	28,347	6.46
Total available for sale	$8,705	4.21%	$18,640	5.97%	$ 2,706	6.43%	$19,285	6.22%	$49,336	5.78%

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$ --	--%	$ 1,003	7.38%	$ --	--%	$ --	--%	$ 1,003	7.38%
Corporate obligations	498	7.25	--	--	--	--	--	--	498	7.25
Municipal obligations	445	4.86	1,311	5.00	100	5.00	992	6.50	2,848	5.50
Equity securities	--	--	--	--	--	--	--	--	--	--
Certificates of deposit	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities	--	--	--	--	--	--	606	8.07	606	8.07
Total held to maturity	$ 943	6.12%	$ 2,314	7.59%	$ 100	5.00%	$ 1,598	7.10%	$ 4,955	7.10%

Total	$9,648	4.44%	$20,954	6.15%	$2,806	6.38%	$20,883	6.28%	$54,291	5.90%
______________
*	Yields on tax exempt obligations have been computed on a tax equivalent basis.


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

        EverTrust Bank's deposit composition reflects a deposit mixture with certificates of deposit accounting for 53.7% of total deposits and negotiable order of withdrawal/checking accounts comprising a relatively modest 8.3% of total deposits.

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

        At March 31, 2002, the Bank had $82.4 million of jumbo certificates of deposit (balances of $100,000 or more), including $12.0 million in public unit funds which represents 2.7% of total deposits at March 31, 2002. EverTrust Bank is also authorized to utilize brokered deposits as a funding source, but has not done so to date. Management believes that its jumbo certificates of deposit and the use of brokered deposits present similar interest rate risk to its other deposit products.

        The following table sets forth information concerning the Bank's time deposits and other non-interest and interest-bearing deposits at March 31, 2002.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In thousands)

0.0%	N/A	Non-interest bearing accounts	$ 14,813	$ --	3.3%
1.5	N/A	Savings accounts	11,753	300	2.6
1.5	N/A	Checking accounts	50,713	300	11.3
2.2	N/A	Money market deposit accounts	130,912	1,000	29.1

		Certificates of Deposit

2.8	1-11 months	Fixed-term, fixed-rate	71,346	500	15.9
3.7	12-23 months	Fixed-term, fixed-rate	75,788	500	16.9
5.2	24-35 months	Fixed-term, fixed-rate	21,106	500	4.7
5.5	36-59 months	Fixed-term, fixed-rate	19,031	500	4.2
6.2	60-156 months	Fixed-term, fixed rate	54,149	500	12.0

		TOTAL	$449,611		100.0%


        The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2002. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposits
(In thousands)

Three months or less	$ 30,567
Over three through six months	15,049
Over six through twelve months	14,392
Over twelve months	22,363
Total	$ 82,371

        Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At March 31,
	2002			2001			2000
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Savings accounts	$ 11,753	2.61%	$ 886	$ 10,867	2.37%	$ 344	$10,523	2.75%
Demand deposit accounts	65,526	14.57	19,122	46,404	11.67	1,790	44,614	11.65
Money market deposit accounts	130,912	29.12	3,902	127,010	31.94	(2,512)	129,522	33.82
Fixed-rate certificates which
mature in the year ending:
Within 1 year	167,415	37.24	26,681	140,734	35.39	8,324	132,410	34.57
After 1 year, but within 2 years	27,240	6.06	740	26,500	6.66	2,398	24,102	6.29
After 2 years, but within 5 years	37,415	8.32	759	36,656	9.22	3,131	39,787	10.39
Certificates maturing thereafter	9,350	2.08	(122)	9,472	2.38	7,444	2,028	0.53
Total	$449,611	100.00%	$51,968	$397,643	100.00%	$14,657	$382,986	100.00%

        Deposit Accounts. Deposit accounts consisted of the following at the dates indicated:

		At March 31,
	Weighted Average at March 31,	2002		2001
	2002	Amount	%	Amount	%
		(Dollars in thousands)

Noninterest-bearing accounts	0.0%	$ 14,813	3.3%	$ 8,462	2.1%
Savings accounts	1.5	11,753	2.6	10,867	2.7
Checking accounts	1.5	50,713	11.3	37,942	9.5
Money market accounts	2.2	130,912	29.1	127,010	31.9
Time deposits:
1 to 11 months	2.8	71,346	15.9	36,041	9.1
12 to 23 months	3.7	75,788	16.9	83,641	21.0
24 to 35 months	5.2	21,107	4.7	23,601	5.9
36 to 59 months	5.5	19,031	4.2	17,500	4.4
60 to 156 months	6.2	54,149	12.0	52,579	13.3
		241,420	53.7	213,362	53.8
		$449,611	100.0%	$397,643	100.0%


        Time Deposits by Rates. The following table sets forth the time deposits of the Bank classified by rates for the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In thousands)

0.00 - 0.99%	$ 341	$ 409	$ 200
1.00 - 1.99%	4,964	--	85
2.00 - 2.99%	54,422	359	118
3.00 - 3.99%	63,815	--	100
4.00 - 4.99%	38,383	2,551	8,158
5.00 - 5.99%	27,615	74,649	130,296
6.00 - 6.99%	48,632	132,191	58,553
7.00 - 7.99%	3,248	3,194	817
8.00 - 8.99%	--	10	--
Total	$241,420	$213,363	$198,327

        Time Deposits by Maturities. The following table sets forth the amount and maturities of time deposits at March 31, 2002.

	Amount Due
	Less Than	1-2	2-3	3-4	After
	One Year	Years	Years	Years	4 Years	Total
	(In thousands)

0.00 - 0.99%	$ 227	$ 7	$ 107	$ --	$ --	$ 341
1.00 - 1.99%	4,964	--	--	--	--	4,964
2.00 - 2.99%	53,373	1,026	23	--	--	54,422
3.00 - 3.99%	54,196	8,364	1,128	125	2	63,815
4.00 - 4.99%	26,514	4,153	4,853	296	2,567	38,383
5.00 - 5.99%	11,867	5,743	5,597	966	3,442	27,615
6.00 - 6.99%	16,274	7,947	11,420	5,574	7,417	48,632
7.00 - 7.99%	--	--	687	358	2,203	3,248
8.00 - 8.99%	--	--	--	--	--	--
Total	$167,415	$27,240	$23,815	$ 7,319	$15,631	$241,420

        Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

	Year Ended March 31,
	2002	2001	2000
	(In thousands)

Beginning balance	$397,643	$382,986	$375,896
Net deposits (withdrawals) before interest credited	35,749	(4,512)	(10,234)
Interest credited	16,219	19,169	17,324
Net increase in deposits	51,968	14,657	7,090
Ending balance	$449,611	$397,643	$382,986


       Borrowings. Deposits are the primary source of funds for EverTrust Bank's lending and investment activities and for general business purposes. EverTrust Bank has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements and to accomplish asset/liability management objectives. The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, EverTrust Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2002, the Bank maintained a committed credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate of 35% of total assets, or $217 million, of which $117.3 million was outstanding. In addition, EverTrust Bank has a total of $42 million in unsecured Fed Funds from three commercial banks at March 31, 2002, of which none was outstanding at March 31, 2002 and a $12 million repurchase agreement with a securities dealer.

        The following table sets forth information regarding FHLB advances by EverTrust Bank at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise. During the year ended March 31, 2002, borrowings increased primarily to fund loan growth.

	For the Year Ended March 31,
	2002	2001	2000
	(Dollars in thousands)

Maximum amount of borrowings outstanding
at any month end	$129,338	$80,344	$34,423

Approximate average borrowings outstanding	$93,863	$59,211	$19,417

Approximate weighted average rate paid	5.45%	6.55%	6.13%

	At March 31,
	2002	2001	2000
	(Dollars in thousands)

Balance outstanding at end of period	$129,338	$80,344	$34,423

Weighted average rate paid	4.66%	6.31%	6.25%

Subsidiary Activities

        Subsidiaries of the Company. At March 31, 2002, the Company owned two subsidiaries: EverTrust Bank and Mutual Bancshares Capital, Inc. Effective July 1, 2001 the Company integrated its item processing subsidiary, I-Pro, Inc., into the operations of its principal subsidiary, EverTrust Bank. Although I-Pro no longer operates as a separate corporation, I-Pro continues to provide check processing and statement rendering services for EverTrust Bank and supports the work of EverTrust Asset Management and other Company operating units as needed.

        The following is a discussion of the business of Mutual Bancshares Capital, Inc.


Business of Mutual Bancshares Capital, Inc.

        Overview. Mutual Bancshares Capital, Inc. ("MB Cap") was formed in October 1998. MB Cap is a member of Bancshares Capital Management, LLC, which serves as General Partner to Bancshares Capital, L.P., an early stage venture fund providing equity to regionally based high technology and health related companies. Bancshares Capital, L.P. is licensed by the U.S. Small Business Administration as a small business investment company (SBIC).  Bancshares Capital, L.P. manages a fund of $3.4 million, $2.3 million of which will be invested by MB Cap.  As of March 31, 2002, MB Cap has invested $1.7 million.  The book value of the investments at March 31, 2002 was $1.4 million compared to $1.1 million at March 31, 2001.  A number of directors and officers of Mutual Bancshares Capital, Inc. are also limited partners.

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

        Subsidiaries of EverTrust Bank. Sound Financial, Inc. is a wholly-owned subsidiary of EverTrust Bank. Sound Financial, Inc. has a turnkey contract with Invest Financial Services, it sells annuities, stocks, bonds and mutual funds. Sound Financial, Inc. currently operates with one full time registered investment representative.

        The Bank formed a Washington chartered trust company, EverTrust Asset Management ("ETAM"),  in March 2001, which was capitalized on May 1, 2001. ETAM exercises personal trust powers, with the primary emphasis on investment management. In connection with the organization of EverTrust Asset Management, the Bank assembled a team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance.  At March 31, 2002, assets under management totaled $55.6 million.

Charitable Foundation

        The EverTrust Foundation is a charitable organization which was established in 1999 in connection with the Conversion. The EverTrust Foundation was initially funded by the Company with cash and stock from the Conversion. On November 15, 2000 the Everett Mutual Foundation, a charitable organization established in 1990 and funded by EverTrust Bank and the Company, merged into the EverTrust Foundation. At March 31, 2002, The EverTrust Foundation had $9.9 million in assets. The assets, liabilities, income and expenses of the foundation are not included in the Consolidated Financial Statements contained herein as they are not part of the Company.


REGULATION

The Bank

        General. As a state-chartered, federally insured financial institution, EverTrust Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. EverTrust Bank is regularly examined by the FDIC and its state banking regulators and files periodic reports concerning its activities and financial condition with its regulators. EverTrust Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, EverTrust Bank qualified for the lowest rate on its deposits for calendar 2001.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

        Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the fourth quarter of 2001, the annualized rate was 1.84 cents per $100 of insured deposits.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound


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

        At March 31, 2002, EverTrust Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. EverTrust Bank calculated its leverage ratio to be 10.8% as of March 31, 2002.


        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. EverTrust Bank has calculated its total risk-based ratio to be 12.5% as of March 31, 2002, and its Tier 1 risk-based capital ratio to be 11.3%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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


        The table below sets forth EverTrust Bank's capital position relative to the FDIC capital requirements at March 31, 2002. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At March 31, 2002
		Percent of Adjusted
	Amount	Total Assets(1)
	(In thousands)

Tier 1 (leverage) capital	$70,482	10.8%
Tier 1 (leverage) capital requirement	26,104	4.0
Excess	$44,378	6.8%

Tier 1 risk adjusted capital	$70,482	11.3%
Tier 1 risk adjusted capital requirement	24,949	4.0
Excess	$45,533	7.3%

Total risk-based capital	$78,294	12.5%
Total risk-based capital requirement	50,108	8.0
Excess	$28,186	4.3%

_______________
(1)

For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $651.2 million for EverTrust Bank. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $631.4 million for EverTrust Bank.

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

        Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures


established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, EverTrust Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2002, EverTrust Bank held stock in the FHLB of Seattle in the amount of $5.9 million and had advances totaling $117.3 million, which mature in 2002 through 2020 at interest rates ranging from 2.0% to 8.2%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

        Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2002, EverTrust Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

        Affiliate Transactions. The Company, EverTrust Bank and Mutual Bancshares Capital, Inc. are legal entities separate and distinct. Various legal limitations restrict EverTrust Bank from lending or otherwise supplying funds to the Company, which is an affiliate of its financial institution subsidiary. These restrictions generally limit such transactions with the affiliate to 10% of the bank's capital and surplus and limiting all such transactions to 20% of the bank's capital and surplus. Such transactions, including extensions of credit, sales of securities or assets and provision of services, also must be on terms and conditions consistent with safe and sound banking practices, including credit standards, that are substantially the same or at least as favorable to EverTrust Bank as those prevailing at the time for transactions with unaffiliated companies.

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


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

  repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

  provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

  broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

  provided an enhanced framework for protecting the privacy of consumer information;

  adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

  modified the laws governing the implementation of the Community Reinvestment Act; and

  addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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


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


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

        The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of March 31, 2002, the Company's total risk based capital was 15.8% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 14.6% of risk-weighted assets.

        The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

        - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

        - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

        - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

        - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA PATRIOT Act. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.


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


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

Personnel

        At March 31, 2002, the Company had seven employees and EverTrust Bank had 147 employees. On that date, Sound Financial and Mutual Bancshares Capital, Inc. had one and two employees, respectively. The employees are not represented by a collective bargaining unit and all companies believe that the relationship with their employees is good.

Item 2. Properties

        At March 31, 2002 EverTrust and EverTrust Bank operate 12 full-service banking facilities, seven of which are owned and five of which are leased, and one loan production office which is leased. Management believes that the premises occupied by EverTrust and EverTrust Bank are well-located and suitably equipped to serve as financial services facilities. EverTrust Bank also operates ten proprietary automated teller machines that are part of a nationwide cash exchange network, all of which are located at certain offices of EverTrust Bank. EverTrust and EverTrust Bank also occupy administrative, subsidiary and operational support facilities located in Everett, Bothell and Kent,


Washington. The Bank also leases a facility in Seattle, Washington for its trust and wealth management operations. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information related to EverTrust and EverTrust Bank's properties and other fixed assets.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.


PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "EVRT". As of March 31, 2002, there were 5,170,569 shares of common stock outstanding and approximately 2,026 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

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

        In October 2001, the Company announced that its Board of Directors had authorized a fifth stock repurchase plan for the repurchase of up to 10% (approximately 542,977 shares) of the Company's outstanding common stock. At March 31, 2002, the Company had repurchased 259,200 shares of its common stock.

        The following table sets forth the market price range of the Company's common stock for the years ended March 31, 2002 and 2001. This information was provided by the Nasdaq Stock Market.

Year		High	Low	Dividends

2002	First Quarter	$15.100	$14.450	$0.100
	Second Quarter	15.650	11.600	0.105
	Third Quarter	16.100	14.450	0.110
	Fourth Quarter	19.250	15.160	0.110

2001	First Quarter	$10.750	$ 8.875	$0.075
	Second Quarter	13.000	10.188	0.080
	Third Quarter	13.000	11.188	0.090
	Fourth Quarter	14.000	12.625	0.095


Item 6. Selected Financial Data

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

	At March 31,
	2002	2001	2000	1999	1998
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$675,809	$602,403	$555,212	$452,089	$421,305
Investment securities	54,858	71,661	108,054	75,432	59,694
Loans receivable, net	574,646	483,117	416,116	315,327	311,951
Deposit accounts	449,611	397,643	382,986	375,896	350,971
Borrowings	129,338	80,344	34,423	18,949	15,503
Total equity	92,824	120,146	133,529	52,263	51,096

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(In thousands)
OPERATING DATA:

Interest income	$47,033	$46,472	$38,434	$33,894	$33,462
Interest expense	21,333	23,048	18,832	17,837	17,899
Net interest income	25,700	23,424	19,602	16,057	15,563
Provision for loan losses	1,500	1,005	810	780	420
Net interest income after provision for loan
losses	24,200	22,419	18,792	15,277	15,143
Other operating income	3,343	2,632	1,290	1,927	1,792
Other operating expenses	19,369	17,403	19,696	15,532	10,287
Income before income taxes	8,174	7,648	386	1,672	6,648
Provision for income taxes	2,595	2,291	(186)	261	2,114
Net income	$ 5,579	$ 5,357	$ 572	$ 1,411	$ 4,534

	Year Ended March 31,
	2002	2001	2000	1999	1998
OTHER DATA:

Number of:
Loans outstanding	4,503	4,352	4,119	3,505	3,645
Deposit accounts	30,048	30,176	30,404	30,221	29,846
Full service banking offices	12	12	12	12	11
Cash dividends declared on Common Stock	2,593	2,595	448	--	--


	At or For
	Year Ended March 31,
	2002	2001	2000	1999	1998
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on assets(1)	0.91%	0.93%	0.11%	0.33%	1.11%
Return on equity(2)(7)	5.12	4.20	NM	2.71	9.54
Equity-to-assets ratio(3)	17.69	22.25	18.47	12.18	11.66
Interest rate spread (4)	3.40	2.96	3.08	3.20	3.27
Net interest margin(5)	4.25	4.17	3.97	3.83	3.89
Average interest-earning assets to
average interest-bearing liabilities	124.11	129.33	123.32	114.75	113.85
Other operating expenses as a percent
of average total assets	3.14	3.03	3.89	3.64	2.53
Efficiency ratio (6)(7)	66.40	66.29	NM	66.74	58.64
Dividend payout ratio (8)	46.48	48.44	78.32	--	--

Capital Ratios:
Leverage	14.00	19.70	24.90	11.80	12.20
Tier 1 risk-based	14.60	22.50	27.90	13.70	14.90
Total risk-based	15.80	23.70	29.20	14.90	16.10

Asset Quality Ratios:
Nonaccrual and 90 days or more
past due loans as a percent
of total loans, net	--	0.27	0.10	0.12	0.27
Nonperforming assets as a percent
of total assets	0.08	0.23	0.07	0.08	0.20
Allowance for losses as a percent
of gross loans receivable	1.50	1.51	1.53	1.62	1.48
Allowance for loan losses as a percent
of nonperforming loans	n/m	572.23	1,593.12	1,500.53	582.28
Net charge-offs to average
outstanding loans	0.03	0.01	--	--	0.01

______________

(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7)	Calculations are not meaningful for the year ended March 31, 2000 given the Company went public on September 30, 1999 and the one time charitable contribution expenses of $5.2 million made during the second quarter.
(8)	Dividends paid as a percentage of net income.


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

Critical Accounting Policies

        Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the allowance for loan losses and the valuation of real estate owned. These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis and in Note 1 of the Notes to the Consolidated Financial Statements included herein.  Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial condition.

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

Operating Strategy

        EverTrust is the successor to Mutual Bancshares, a mutual bank holding company, which converted to stock form on September 30, 1999. The Company replaced Mutual Bancshares as the holding company for EverTrust Bank,


a Washington state chartered savings bank, and Mutual Bancshares Capital, Inc., a Washington corporation, which is a venture capital firm.

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

        In connection with the merger of the Company's other bank subsidiary, Commercial Bank of Everett, with and into EverTrust Bank in February 2001, the Bank established a business banking group primarily focused on serving the needs of the Bank's business banking customers with a high level of customer service. The business banking group provides banking services directly at the customer's place of business, including lending and non-cash deposit activities, to the greatest extent possible. The Bank's business banking group does not directly compete with the Bank's retail customer focus. Rather, the business banking group's focus and the Bank's retail oriented focus serve to complement each other through an organized referral network that provides the opportunity for increased business. The Bank's business banking group's business consists primarily of attracting non-cash deposits from business customers and, to a lesser extent, the general public, and using those funds to originate business loans to a wide variety of small businesses and professional service companies in the local market. As an accommodation to business customers and other contacts made during the normal course of business, the business banking group originates consumer loans, and refers one-to-four family residential loans, multi-family and commercial real estate loans to EverTrust Bank.  The Bank intends to significantly expand its business banking group by opening a new business and private banking office in Seattle, Washington in May 2002 and by increasing its business banking network throughout all of the Bank's offices in Snohomish County, Washington.  See Item 1, "Lending Activities."

        The operating strategy of the Company's minor subsidiary, MB Cap, is to complement and enhance the efficiencies of EverTrust Bank through cross-marketing and referral opportunities and by producing additional sources of noninterest income that are not generally subject to the same cyclical influences of the banking business. MB Cap's operating strategy is to provide, through an organizational structure, management services and limited partnership venture capital investments under licensing by the Small Business Administration as a Small Business Investment Company.  If successful, these management and investment opportunities are expected to result in an additional source of non-interest income to the consolidated operations of the Company and provide for potential cross-selling opportunities with the other subsidiaries of the Company as well. See Item 1, "Business -- Subsidiary Activities -- Business of Mutual Bancshares Capital, Inc."

        The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to expand and diversify the consolidated operations of the Company across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Conversion and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue and accelerate, although there are no specific acquisitions or new business formations planned at this time.


Comparison of Financial Condition at March 31, 2002 and March 31, 2001

        Total assets increased 12.2% from $602.4 million at March 31, 2001 to $675.8 million at March 31, 2002, primarily as a result of an increase in loans receivable, net, which was funded by increased deposits and borrowings.

        Cash and cash equivalents decreased 14.4% from $22.4 million at March 31, 2001 to $19.2 million at March 31, 2002, primarily as a result of an increase in Federal Reserve Bank balances, overnight Fed Funds and FHLB investments that are used to fund anticipated growth in the securities available for sale and loan portfolios.

        Securities available for sale decreased 21.2% from $63.3 million at March 31, 2001 to $49.9 million at March 31, 2002, as proceeds received were used to fund growth in cash and cash equivalents, and loans. The growth in cash and cash equivalents is ultimately expected to be reinvested in a combination of high quality investments that can be pledged for use in future borrowings and in loans. Management intends to place most new investment purchases in the available for sale category which allows for active management of the securities portfolio to meet liquidity and asset/liability management needs. See Item 1, "Business -- Investment Activities."

        Loans receivable, net, increased 18.9% from $483.1 million at March 31, 2001 to $574.6 million at March 31, 2002, primarily as a result of multi-family and commercial real estate permanent loans which increased $91.3 million from March 31, 2001 to March 31, 2002. Business loans increased from $31.7 million at March 31, 2001 to $46.7 million at March 31, 2002, the result of increased market penetration and a growth in average loan amounts. Total loans, before deducting undisbursed loan proceeds, deferred loan fees, and reserves for loan losses, increased 18.0% from $558.3 million at March 31, 2001 to $658.8 million at March 31, 2002.

        Loans held for sale on the secondary market were approximately $625,000 at March 31, 2002 a decrease of $169,000 or 21.3% from $794,000 at March 31, 2001.

        Premises and equipment, net, increased approximately $654,000 from $9.5 million at March 31, 2001 to $10.2 million at March 31, 2002, as a result of equipment purchases largely related to EverTrust Bank's customer care center partially offset by depreciation expense. For the years ended March 31, 2001 and 2002, depreciation expense was $1.1 million and $1.5 million, respectively. See Item 2, "Properties."

        Deposits increased 13.1% from $397.6 million at March 31, 2001 to $449.6 million at March 31, 2002 primarily as a result of interest credited back to accounts and increased marketing efforts.  This increase was partially offset by withdrawals by customers.

        Borrowings increased 61.0% from $80.3 million at March 31, 2001 to $129.3 million at March 31, 2002, primarily to fund growth in the loan portfolio. The Company will continue to use borrowings as needed to fund loan growth. The type of borrowings, either short-term or long-term, will be based on the interest rate environment and liquidity considerations and asset/liability management objectives.

        Total capital decreased 22.7% from $120.1 million at March 31, 2001 to $92.8 million on March 21, 2002, primarily as a result of the repurchase of shares of the Company's common stock.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

        Net Income. Net income increased from $5.4 million for the year ended March 31, 2001 to $5.6 million for the year ended March 31, 2002.


        The following table sets forth all significant nonrecurring items affecting net income for the periods reported:

	Year Ended March 31,
	2002	2001	2000
	(In thousands)

Net income as reported	$5,579	$5,357	$ 572
Nonrecurring items (net of tax):
Charitable contributions to foundations	--	--	3,432
Termination of defined benefit plan	--	--	(348)
Net income -- core	$5,579	$5,357	$ 3,656

        Net Interest Income. Net interest income increased $1.8 million from $22.4 million for the year ended March 31, 2001 to $24.2 million for the year ended March 31,2002. The change is due primarily to higher average balances of interest-earning assets and lower cost of average interest-bearing liabilities.

        Interest income increased $561,000 from $46.5 million for the year ended March 31, 2001 to $47.0 million for the same period in 2002. During this same period, the average balance of interest-earning assets increased from $562.1 million for the twelve months ended March 30, 2001 to $605.4 million for the year ended March 31, 2002 resulting in increased income of $4.4 million. The yield on interest-earning assets decreased from 8.27% for the year ended March 31, 2001 to 7.77% for the same period in 2002 decreasing income $3.6 million. Increased average balances are due primarily to the overall growth of the loan portfolio. This growth was funded by proceeds received from the public offering, loan sales and increased borrowings. The decrease in yields is due primarily to market interest rate decreases from period to period.

        Interest expense decreased $1.7 million from $23.0 million for the year ended March 31, 2001 to $21.3 million for the same period in 2002. The average balance of interest-bearing liabilities increased $53.2 million from $434.6 million for the year ended March 31, 2001 to $487.8 million for the same period in 2002. This increase in volume resulted in higher interest expense from period to period of $3.3 million. This increase was offset by a $4.4 million decrease in the yield on interest-bearing liabilities from 5.3% for the year ended March 31, 2001 to 4.4% for the same period in 2002. The decreased yield is due primarily to the lowering of rates paid on deposits in line with the decline in market interest rates. The average balance of borrowings comprised 19.1% of interest-bearing liabilities for the year ended March 31, 2002 compared to 13.5% for the same period in 2001.

        Provision for Loan Losses. During the year ended March 31, 2002, the provision for loan losses was $1.5 million, compared to $1.0 million for the same period in 2001, an increase of $500,000. The increase resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multifamily loans, business loans and credit card loans during the period. Net loan charge-offs for the year ended March 31, 2002 totaled $185,000 compared to $50,000 for the same period in 2001. One to four family construction accounted for $116,000 of the increase.

        The allowance for loan losses was $8.8 million, or 1.50% of total loans at March 31, 2002, compared to $7.4 million, or 1.51% of total loans at March 31, 2001.

        Non-Interest Income. Non-interest income increased $711,000 from $2.6 million for the year ended March 31, 2001 to $3.3 million for the same period in 2002. The change is due primarily to increased loan service fees. For the year ended March 31, 2002, the Company recognized loan service fees of $1.3 million compared to $742,000 of fees for the same period in 2001.

        Non-Interest Expense. Non-interest expense increased $2.0 million from $17.4 million for the year ended March 31, 2001 to $19.4 million for the same period in 2002. The increase is due primarily to additional salary,


commissions and employee benefits for production and support related positions.  Compensation expense increased as a result of increased staffing levels primarily due to the start up of ETAM, the commercial mortgage banking group in Tacoma, and the customer care center in Everett, Washington. Occupancy and equipment expenses increased approximately $307,000 from $2.6 million for the year months ended March 31, 2001 to $2.9 million for the year ended March 31,2002. The increase is attributable to expenses associated with the two new offices (ETAM, Tacoma) and the customer care center. Other expenses decreased $56,000 to $4.4 million for the year ended March 31,2002 from $4.4 million for the same period in 2001. The decrease was attributable to a writedown of an investment made through Mutual Bancshares in 2001 partially offset by additional advertising and marketing expenses associated with the ETAM opening in 2002.

        Provision for Income Taxes. Federal income expense increased $304,000 from $2.3 million for the year ended March 31, 2001 to an expense of $2.6 million for the same period in 2002. The change is due to increased taxable earnings and the effective tax rate.

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


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


	Year Ended March 31,
	2002			2001			2000
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$532,112	$43,021	8.08%	$461,957	$40,173	8.70%	$375,804	$ 31,464	8.37%
Investment securities	62,379	3,507	5.62	91,572	5,718	6.24	94,651	5,674	5.99
Federal Home Loan Bank stock	4,875	333	6.83	4,451	290	6.52	4,105	290	7.06
Cash and cash equivalents	6,040	172	2.85	4,133	291	7.04	19,513	1,006	5.26
Total interest-earning assets	605,406	47,033	7.77	562,113	46,472	8.27	494,073	38,434	7.78

Noninterest-earning assets	10,693			11,732			12,593

Total average assets	$616,099			$573,845			$506,666

Interest-bearing liabilities:
Savings accounts	$ 10,760	$ 230	2.14	$ 10,107	288	2.85	$ 17,445	483	2.77
NOW accounts	35,680	719	2.02	35,845	907	2.53	34,942	907	2.60
Money market deposit accounts	129,854	3,905	3.01	120,942	5,391	4.46	135,503	5,737	4.23
Certificates of deposit	218,143	11,365	5.21	209,173	12,583	6.02	193,342	10,514	5.44
Total deposits	394,437	16,219	4.11	376,067	19,169	5.10	381,232	17,641	4.63
Borrowings	93,375	5,114	5.48	58,556	3,879	6.62	19,417	1,191	6.13
Total interest-bearing
liabilities	487,812	21,333	4.37	434,623	23,048	5.30	400,649	18,832	4.70

Noninterest-bearing liabilities	19,315			11,567			12,412

Total average liabilities	507,127			446,190			413,061

Average equity	108,972			127,655			93,605

Total liabilities and equity	$616,099			$573,845			$506,666

Net interest income		$25,700			$23,424			$19,602
Interest rate spread			3.40%			2.96%			3.08%
Net interest margin			4.25%			4.17%			3.97%
Ratio of average interest-earning
assets to average interest-
bearing liabilities		124.11%			129.33%			123.32%

_________________________

(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.


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

	Year Ended March 31,				Year Ended March 31,
	2002 Compared to Year				2001 Compared to Year
	Ended March 31, 2001				Ended March 31, 2000
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
			Rate/				Rate/
	Rate	Volume	Volume	Total	Rate	Volume	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net (1)	$(2,824)	$ 6,101	$ (429)	$ 2,848	$1,217	$7,213	$279	$8,709
Investment securities	(570)	(1,824)	182	(2,212)	236	(186)	(8)	44
Federal Home Loan Bank stock	14	28	1	43	(23)	24	(2)	--
Interest-bearing deposits	(173)	134	(80)	(119)	368	(793)	(290)	(715)
Total net change in income on
interest-earning assets	$(3,553)	$ 4,439	$ (326)	560	$1,800	$6,259	$ (21)	$8,038
Interest-bearing liabilities:
Savings accounts	$ (72)	$ 19	$ (5)	$ (58)	$ 14	$ (203)	$ (6)	(195)
NOW accounts	(185)	(4)	1	(188)	(23)	23	(1)	--
Money market deposit accounts	(1,754)	397	(129)	(1,486)	303	(616)	(33)	(346)
Certificates of deposit	(1,685)	540	(72)	(1,217)	1,117	861	91	2,069
Total average deposits	(3,696)	952	(205)	(2,949)	1,411	65	51	1,528
Borrowings	(672)	2,306	(400)	1,234	95	2,401	192	2,688
Total net change in expense on
interest-bearing liabilities	$(4,368)	$ 3,258	$ (605)	(1,715)	$1,506	$2,465	$242	4,216
Net change in net interest
income				$ 2,276				$3,822

________________

(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.


Yields Earned and Rates Paid

        The following table sets forth, on a consolidated basis, for the periods and at the dates indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

		For the Year
	At March 31,	Ended March 31,
	2002	2002	2001	2000
Weighted average yield on
Loans receivable, net (1)	8.09%	8.08%	8.70%	8.37%
Investment securities	6.39	5.62	6.24	5.99
Federal Home Loan Bank stock	5.60	6.83	6.52	7.06
Cash and cash equivalents	1.92	2.85	7.04	5.26
Total interest-earning assets	7.81	7.77	8.27	7.78

Weighted average rate paid on:
Savings accounts	1.50	2.14	2.85	2.77
NOW accounts	1.47	2.02	2.53	2.60
. Money market deposit accounts	2.20	3.01	4.46	4.23
Certificates of deposit	4.27	5.21	6.02	5.44
Total average deposits	3.14	4.11	5.10	4.63
Federal Home Loan Bank advances	5.48	5.48	6.62	6.13
Total interest-bearing liabilities	4.37	4.37	5.30	4.70

Interest rate spread (spread between weighted
average rate on all interest-earning assets
and all interest-bearing liabilities)	3.44	3.40	2.96	3.08

Net interest margin (net interest income
(expense) as a percentage of average
interest-earning assets)	4.27	4.25	4.17	3.97

________________________

(1)	Weighted average rate earned on loans does not include earnings from deferred loan fees at March 31, 2002. Earnings from the amortization of loan fees was included in the weighted average rate calculations for the years ended March 31, 2002, 2001 and 2000.

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


        The following table sets forth at March 31, 2002, the estimated percentage change in EverTrust Bank's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

	Estimated Change in
Change (In Basis Points ("bp"))	Net Interest Income	Economic Value of
in Interest Rates (1)	(next four quarters)	Portfolio Equity

300 bp	(2.5)%	(18.3)%
200	(3.3)	(15.1)
100	(2.5)	(9.0)
0	--	--
(100)	3.2	6.19
(200)	6.0	11.17

______________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

        The assumptions used by management to evaluate the vulnerability of EverTrust's income and capital to changes in interest rates in the preceding table are described below. Although management believes these assumptions are reasonable, the interest rate sensitivity of EverTrust's assets and liabilities and the estimated effects of changes in interest rates on EverTrust's net interest income and market value of portfolio equity indicated in the preceding table could vary substantially if different assumptions were used or actual experience differs from such assumptions. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturity horizons will also affect the results presented. In addition, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table.

        The assumptions used by management were based upon proprietary data and are reflective of historical results or current market conditions. These assumptions relate to interest rates, prepayments, and the market value of certain assets under the various interest rate scenarios.

        Prepayments for mortgage loans and consumer loans were based on management's evaluation of its current loan portfolio. Prepayments are assumed to increase when market rates decline and decrease as market rates increase. EverTrust's loans and mortgage backed investment securities are the only assets or liabilities which management assumed possess optionality for the purpose of determining market value changes.

        Management assumed the non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base, competitive factors and historical review of EverTrust's deposit mix.

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


        How the Company Manages Its Risk of Interest Rate Changes. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at March 31, 2002. Furthermore, the Company has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Loan Maturity and Repricing," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Deposit Accounts -- Time Deposits by Maturities."

        The Company has sought to reduce the exposure of its earnings to changes in market interest rates by emphasizing the origination of loans with interest rates that adjust periodically with changes in market interest rates. The Company also utilizes FHLB borrowings with terms that match the terms of its loan portfolio to manage exposure to interest rates. The Company relies on retail deposits as its primary source of funds, supplemented by FHLB borrowings. Other approved funding sources include, fed funds, brokered deposits and repurchase agreements.

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

        Should the Company deem it necessary to engage in additional hedging activities, management would  implement appropriate Board-approved policies and procedures, which would comply with all relevant regulations.

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

        The primary investing activity of the Company is the origination of residential (including multi-family) mortgage loans as well as commercial real estate loans, construction loans and business loans.  During the years ended March 31, 2001and 2002, the Company originated $214.2 million and $298.6 million in total loans.

        A secondary, but increasing activity of the Company is the origination of business loans. During the years ended March 31, 2001 and 2002, the Company originated $33.4 million and $28.8 million of these loans, respectively. Other investing activities during these periods include the purchase of investment securities to provide liquidity and yield. These activities were funded primarily by principal repayments on loans and deposits.

        In addition, another investing activity of the Company has been the repurchase of stock. For information regarding the Company's repurchase of it outstanding common stock, see "Regulation -- the Company -- Stock Repurchases."

        EverTrust Bank must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The sources of funds include deposits and principal and interest payments from loans and investments and FHLB of Seattle advances. During fiscal years 2001 and 2002, EverTrust Bank used these sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At March 31, 2002, EverTrust Bank had loan commitments, excluding loans in process, of $10.1 million.


        At March 31, 2002, the Company had $567,000 of unrealized gains on securities classified as available for sale, which amount represented 1% of the amortized cost basis, or $49.3 million, of the related securities. Movements in market interest rates will affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

        At March 31, 2002, certificates of deposit amounted to $241.4 million, or 53.7%, of the Bank's total deposits, including $167.4 million which were scheduled to mature by March 31, 2003. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB of Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Impact of Accounting Pronouncements and Regulatory Policies

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new standard is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of April 1, 2002 and does not expect any material impact to its consolidated results of operations, or financial position or cash flow.

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


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

Item 8. Financial Statements and Supplementary Data

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Independent Auditors' Report	54
Consolidated Statements of Financial Condition as of March 31, 2002 and 2001	55
Consolidated Statements of Operations For the Years Ended
March 31, 2002, 2001 and 2000	56
Consolidated Statements of Comprehensive Income (Loss) For the
Years Ended March 31, 2002, 2001 and 2000	58
Consolidated Statements of Equity For the
Years Ended March 31, 2002, 2001 and 2000	59
Consolidated Statements of Cash Flows For the Years Ended
March 31, 2002, 2001 and 2000	60
Notes to Consolidated Financial Statements	62


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel:(206) 292-1800
Fax:(206) 343-7809
www.us.deloitte.com

Deloitte
& Touche

INDEPENDENT AUDITORS' REPORT

Board of Directors
EverTrust Financial Group, Inc.
Everett, Washington

We have audited the accompanying consolidated statements of financial condition of EverTrust Financial Group, Inc. and subsidiaries (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

May 10, 2002

Deloitte Touche Tohmatsu


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (in thousands, except share amounts)
MARCH 31, 2002 AND 2001

ASSETS	2002	2001
ASSETS:
Cash and cash equivalents, including interest-bearing deposits of $8,975 and $14,993	$ 19,166	$ 22,383
Securities available for sale, amortized cost of $49,336 and $62,701	49,903	63,299
Securities held to maturity, fair value of $5,126 and $8,613	4,955	8,362
Federal Home Loan Bank stock, at cost	5,946	4,652
Loans receivable, net of allowances of $8,754 and $7,439	574,646	483,117
Loans held for sale, fair value of $634 and $800	625	794
Accrued interest receivable	3,638	3,847
Premises and equipment, net	10,196	9,542
Other real estate owned	524	85
Prepaid expenses and other assets	6,210	6,322
TOTAL	$ 675,809	$ 602,403

LIABILITIES AND EQUITY
LIABILITIES:
Deposit accounts	$ 449,611	$ 397,643
Federal Home Loan Bank advances and other borrowings	129,338	80,344
Accounts payable and other liabilities	4,036	4,270
Total liabilities	582,985	482,257

EQUITY:
Common stock, no par value - Authorized, 49,000,000 shares; outstanding, 5,170,569 and 7,258,243 shares	37,390	68,940
Employee Stock Ownership Plan (ESOP) debt	(792)	(1,188)
Retained earnings	58,019	55,033
Shares held in trust for stock-related compensation plans	(2,167)	(3,034)
Accumulated other comprehensive income	374	395
Total equity	92,824	120,146
TOTAL	$ 675,809	$ 602,403

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts)
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

	2002	2001	2000
INTEREST INCOME:
Loans receivable	$ 43,021	$ 40,173	$ 31,464
Investment securities:
Taxable interest income	3,296	5,279	5,994
Tax-exempt interest income	251	381	402
Dividend income	465	639	574
Total investment securities income	4,012	6,299	6,970
Total interest income	47,033	46,472	38,434

INTEREST EXPENSE:
Deposit accounts	16,219	19,169	17,641
Federal Home Loan Bank advances and other borrowings	5,114	3,879	1,191
Total interest expense	21,333	23,048	18,832
Net interest income before provision for loan losses	25,700	23,424	19,602
PROVISION FOR LOAN LOSSES	1,500	1,005	810
Net interest income after provision for loan losses	24,200	22,419	18,792

NONINTEREST INCOME:
Loan service fees	1,257	742	636
Gain (loss) on sale of securities and loans	471	431	(407)
Other, net	1,615	1,459	1,061
Total noninterest income	3,343	2,632	1,290

NONINTEREST EXPENSES:
Salaries and employee benefits	10,965	9,391	6,666
Occupancy and equipment	2,925	2,618	3,353
Charitable contributions			5,201
Information processing costs	1,103	962	741
Other, net	4,376	4,432	3,735
Total noninterest expenses	19,369	17,403	19,696
BALANCE, earnings before federal income taxes, carried forward	8,174	7,648	386

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts) (continued)
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

	2002	2001	2000
BALANCE, earnings before federal income taxes, brought forward	$ 8,174	$ 7,648	$ 386

FEDERAL INCOME TAXES:
Current	2,524	2,502	1,914
Deferred	71	(211)	(2,100)
Total federal income taxes	2,595	2,291	(186)
NET INCOME	$ 5,579	$ 5,357	$ 572

NET INCOME PER COMMON SHARE - BASIC	$0.97	$0.70	nm (1)

NET INCOME PER COMMON SHARE - DILUTED	$0.94	$0.70	nm (1)

WEIGHTED-AVERAGE SHARES OUTSTANDING - BASIC	5,758,952	7,614,167	nm (1)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	5,937,199	7,666,870	nm (1)

(1) Earnings-per-share calculations are not meaningful as the Company converted from a mutual to a public company on September 30, 1999.

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

	2002	2001	2000
NET INCOME	$ 5,579	$ 5,357	$ 572

OTHER COMPREHENSIVE INCOME (LOSS), net of income taxes:
Gross unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period, net of deferred income tax expense (benefit) of $(2), $809, and $(571)	(4)	1,556	(1,108)
Less adjustment for gains included in net income, net of income tax benefit of $(9), $(13), and $(74)	(17)	(25)	(144)
Other comprehensive income (loss)	(21)	1,531	(1,252)
COMPREHENSIVE INCOME (LOSS)	$ 5,558	$ 6,888	$ (680)

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (in thousands, except share amounts)
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

					Shares held
	Common stock (1)				in trust for stock-related	Accumulated other
			Debt related	Retained	compensation	comprehensive
	Shares	Amount	to ESOP	earnings	plans	income (loss)	Total
BALANCE, April 1, 1999	-	$ -	$ -	$ 52,147	$ -	$ 116	$ 52,263

Common stock issued	8,986,250	88,213					88,213
Common stock repurchased	(449,313)	(4,167)					(4,167)
Loan to ESOP			(1,980)				(1,980)
Repayment of ESOP debt			396				396
ESOP activity - Change in value of shares committed to be released		(68)					(68)
Net income				572			572
Dividends paid				(448)			(448)
Other comprehensive loss, net of income taxes						(1,252)	(1,252)
BALANCE, March 31, 2000	8,536,937	83,978	(1,584)	52,271		(1,136)	133,529

Common stock repurchased	(1,638,144)	(19,406)					(19,406)
Repayment of ESOP debt			396				396
ESOP activity - Change in value of shares committed to be released		33					33
Restricted stock issued to Management Recognition Plan (MRP)	359,450	4,335			(4,335)
Amortization of compensation related to MRP					1,301		1,301
Net income				5,357			5,357
Dividends paid				(2,595)			(2,595)
Other comprehensive income, net of income taxes						1,531	1,531
BALANCE, March 31, 2001	7,258,243	68,940	(1,188)	55,033	(3,034)	395	120,146

Common stock repurchased	(2,087,674)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity - Change in value of shares committed to be released		151					151
Restricted stock issued to Management Recognition Plan (MRP)
Amortization of compensation related to MRP					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive loss, net of income taxes						(21)	(21)
BALANCE, March 31, 2002	5,170,569	$ 37,390	$ (792)	$ 58,019	$ (2,167)	$ 374	$ 92,824
(1) Stock offering completed on September 30, 1999.

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$ 5,579	$ 5,357	$ 572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,521	1,116	963
Dividends on Federal Home Loan Bank stock and accretion of investment security discounts	(463)	(505)	(450)
Loss (gain) on sale of premises and equipment and real estate owned	29		(16)
Loss (gain) on permanent impairment of investment security	(214)		214
Amortization of investment security premiums	105	172	301
Loss on limited partnership	107	108	107
Provision for losses on loans	1,500	1,005	810
Amortization of deferred loan fees and costs	(1,734)	(1,290)	(1,412)
Loan fees deferred	2,114	1,672	1,666
Proceeds from sale of loans	22,841	24,501	33,895
Loans originated for sale	(25,890)	(24,529)	(9,142)
Deferred taxes	70	(211)	(2,100)
Stock contributed to charitable foundation			3,900
Amortization of compensation related to MRP	867	1,301
Cash provided (used) by changes in operating assets and liabilities:
Accrued interest receivable	209	(194)	(476)
Prepaid expenses and other assets	219	580	(528)
Accounts payable and other liabilities	(234)	(4)	(707)
Net cash provided by operating activities	6,626	9,293	27,383

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	25,908	34,477	67,876
Proceeds from maturities of securities held to maturity	3,412	3,723	1,843
Proceeds from sale of securities available for sale	18,325	11,184	2,502
Purchases of securities available for sale	(30,632)	(10,841)	(106,882)
Purchases of Federal Home Loan Bank stock	(961)	(75)	(4)
Loan principal payments	183,587	123,545	92,780
Loans originated or acquired	(273,778)	(273,778)	(273,778)
Proceeds from sales of reacquired assets and real estate owned	231
Investment in real estate owned	(674)
Investment in limited partnership	(276)	(277)	(809)
Net additions to premises and equipment	(2,200)	(2,520)	(1,132)
Net cash used by investing activities	(77,058)	(33,568)	(133,571)
BALANCE, carried forward	(70,432)	(24,275)	(106,188)

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (continued)
YEARS ENDED MARCH 31, 2001, 2000, AND 1999

	2002	2001	2000
BALANCE, brought forward	$ (70,432)	$ (24,275)	$ (106,188)

FINANCING ACTIVITIES:
Net increase in deposit accounts	51,968	14,657	7,090
Proceeds from the sale of common stock			84,313
Repurchase shares of common stock	(31,550)	(19,373)	(4,235)
Dividends paid on common stock	(2,593)	(2,595)	(448)
Loan to ESOP			(1,980)
Repayment of loan to ESOP	396	396	396
Proceeds from other borrowings	4,350	22,502	6,500
Repayment of other borrowings	(5,352)	(12,950)	(1,500)
Proceeds from Federal Home Loan Bank advances	128,030	173,107	50,708
Repayments of Federal Home Loan Bank advances	(78,034)	(136,738)	(40,234)
Net cash provided by financing activities	67,215	39,006	100,610

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,217)	14,731	(5,578)

CASH AND CASH EQUIVALENTS:
Beginning of year	22,383	7,652	13,230
End of year	$ 19,166	$ 22,383	$ 7,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$ 16,378	$ 19,027	$ 17,618
Federal income taxes	2,165	2,690	1,200
Interest on borrowings	4,910	3,699	1,200

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosure	$ 674	$ 85	$ -

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001, AND 2000

NOTE 1:     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation: The consolidated financial statements include EverTrust Financial Group, Inc. and subsidiaries (the Company), Mutual Bancshares Capital (MB Cap), EverTrust Bank (the Bank), and the Bank's wholly owned subsidiaries, Sound Financial, Inc. and EverTrust Asset Management (ETAM). ETAM was formed as a Washington-chartered trust company in March 2001 and capitalized on May 1, 2001. ETAM exercises personal trust powers, with a primary emphasis on investment management. On September 1, 1996 (inception), Commercial Bank of Everett (CBE) was formed as a wholly owned subsidiary of the Company. Effective February 1, 2001, CBE merged into EverTrust Bank. Effective July 1, 2001, the Company integrated its item processing subsidiary, I-Pro, Inc. (I-Pro), into the operations of its principal subsidiary, EverTrust Bank. All significant intercompany transactions and balances have been eliminated.

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

Nature of business: Through its bank subsidiary, EverTrust Bank, the Company is primarily engaged in attracting deposits from the general public through its 12 offices in Snohomish County and one office in King County and using those funds, together with borrowings, to originate loans secured by real estate and to purchase investment securities. The Company sells nonproprietary mutual funds and annuities through Sound Financial, Inc., a subsidiary of EverTrust Bank. The Company also is engaged in providing loans to customers, which are predominately local businesses and individuals, through its commercial banking group office in Everett. Through its subsidiary, MB Cap, the Company provides equity to high technology businesses in the seed, start-up, and early stages of development.

Cash and cash equivalents: For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and in banks, overnight investments, and highly liquid debt instruments with maturities at the time of purchase of three months or less. For those short-term investments, the carrying value is a reasonable estimate of fair value.


FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required to be maintained under Federal Reserve Bank of San Francisco reserve calculations of $1,331,000 and $1,040,000 at March 31, 2002 and 2001, respectively.

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

Reserve for loan losses: The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance, and unallocated allowance. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including


accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification system, and general economic, business, and regulatory conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date. The Company derives the loss percentage factors for problem graded loans using regulatory guidelines and, for pass graded loans, by using estimated credit losses over the upcoming 12 months based on the annual rate of charge-offs experienced over the previous three years on similar loans, adjusted for current conditions and trends.

Specific allowances are established in cases in which management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

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


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

Real estate held for investment: Real estate held for investment, reported within prepaid expenses and other assets, represents the Company's investment in two real estate partnerships of which the principal activity is the development of low income housing. The Company's investment has been recorded using the equity method of accounting. The Company earns low income housing tax credits on these real estate partnerships, which reduce the Company's federal income tax provision and liability.

Premises and equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method. Estimated useful lives are as follows:

Buildings and improvements	Up to 27.5 years
Furniture, fixtures, and automobiles	3 - 15 years

The Company capitalizes expenditures for betterments and major renewals and charges ordinary maintenance and repairs to operations as incurred. The Company's policy is to expense personal computers, with the exception of server equipment, when purchased.

The Company periodically reviews premises and equipment for impairment. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Income taxes: Income taxes are accounted for using the liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries.

Earnings per share: Earnings per share (EPS) is computed using the weighted-average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 178,247, 52,702, and -0- for the years ended March 31, 2002, 2001, and 2000, respectively.

Employee Stock Ownership Plan: The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP). As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of EPS calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid


directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

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

Recently issued accounting standards: In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company on April 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company does not currently have any goodwill.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS No. 133, to clarify areas causing difficulties in implementation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The adoption of SFAS No. 133, as amended by


SFAS No. 138, did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Reclassifications: Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform with the classifications used in 2002.

NOTE 2:     SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date consist of the following at March 31 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2002:
Debt securities:
U.S. government agency securities due:
Within one year	$ 472	$ 29	$ (18)	$ 483
After one year through five years	3,954	78		4,032
	4,426	107	(18)	4,515
Municipal obligations due:
Within one year	913	12		925
After one year through five years	1,582	21		1,603
After 10 years	1,401			1,401
	3,896	33		3,929
Obligations of corporations due:
Within one year	4,016	62		4,078
After one year through five years	4,847	118		4,965
After 10 years	500		(6)	494
	9,363	180	(6)	9,537
Mortgage-backed securities due:
After one year through five years	8,257	194		8,451
After five years through 10 years	2,706	63	(2)	2,767
After 10 years	17,384	260	(94)	17,550
	28,347	517	(96)	28,768
Equity securities:
Mutual funds	1,148			1,148
Other stock	2,156	14	(164)	2,006
	3,304	14	(164)	3,154
	$ 49,336	$ 851	$ (284)	$ 49,903


	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2001:
Debt securities:
U.S. government agency securities due:
Within one year	$ 2,498	$ 25	$ -	$ 2,523
After one year through five years	2,487	114		2,601
	4,985	139		5,124
Municipal obligations due:
Within one year	794			794
After one year through five years	2,501	24		2,525
After five years through 10 years	1,941			1,401
	5,236	24		5,260

Obligations of corporations due:	9,540	26	(12)	9,554
Within one year	10,632	124	(4)	10,752
After one year through five years	500		(5)	495
	20,672	150	(21)	20,801
Mortgage-backed securities due:
After one year through five years	8,537	165		8,702
After five years through 10 years	8,781	229		9,010
After 10 years	7,645	150		7,795
	24,963	544		25,507
Certificates of deposit due:
After one year through five years	195	5		200

Equity securities:
Mutual funds	2,874			2,874
Other stock	3,776	17	(260)	3,533
	6,650	17	(260)	6,407
	$ 62,701	$ 879	$ (281)	$ 63,299

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Gross realized gains on the sale of securities available for sale were $153,831, $252,801, and $220,639 for the years ended March 31, 2002, 2001, and 2000, respectively. Gross realized losses on the sale of securities available for sale were $128,006, $214,375, and $2,796 for the years ended March 31, 2002, 2001, and 2000, respectively.


The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.

NOTE 3:     SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consist of the following at March 31 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2002:
Debt securities:
U.S. government agency securities due:
After one year through five years	$ 1,003	$ 77	$ -	$ 1,080
	1,003	77		1,080

Municipal obligations due:
Within one year	445	5		450
After one year through five years	1,311	35		1,346
After five years through 10 years	100	3		103
After 10 years	992	11		1,003
	2,848	54		2,902

Obligations of corporations due:
Within one year	498	10		508
	498	10		508

Mortgage-backed securities due:
After 10 years	606	30		636
	606	30		636
	$ 4,955	$ 171	$ -	$ 5,126


	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
2001:
Debt securities:
U.S. government agency securities due:
Within one year	$ 1,503	$ 23	$ -	$ 1,526
After one year through five years	1,004	81		1,085
	2,507	104		2,611
Municipal obligations due:
Within one year	546	5		551
After one year through five years	1,447	44		1,491
After five years through 10 years	650	7		657
After 10 years	991	19		1,010
	3,634	75		3,709
Obligations of corporations due:
Within one year	500	11		511
After one year through five years	492	21		513
	992	32		1,024
Mortgage-backed securities due:
After one year through five years	1			1
After 10 years	1,228	40		1,268
	1,229	40		1,269
	$ 8,362	$ 251	$ -	$ 8,613

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities with a par value of $2,835,000 and $2,705,000 and a market value of $2,870,616 and $2,765,400 were pledged to secure public deposits at March 31, 2002 and 2001, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


NOTE 4:     LOANS RECEIVABLE

Loans receivable consist of the following at March 31 (in thousands):

	2002	2001
Real estate:
One to four family residential	$ 51,798	$ 64,419
One to four family construction and land development	37,857	29,337
Income property:
Commercial construction	17,104	13,511
Commercial real estate	229,839	167,064
Multifamily construction	38,338	44,054
Multifamily residential	157,327	128,841
Consumer:
Home equity and second mortgages	20,646	20,743
Credit cards	708	343
Other installment loans	3,326	4,591
Business loans	30,602	21,532
	587,545	494,435
Less:
Deferred loan fees and other	(4,145)	(3,879)
Reserve for loan losses	(8,754)	(7,439)
	(12,899)	(11,318)
Loans receivable, net	$574,646	$483,117
Loans held for sale	$ 625	$ 794

The Bank originates commercial, real estate mortgage, construction and land development, and installment loans primarily in Snohomish and King counties and to a lesser extent, in Skagit, Island, Jefferson, Clallam, Kitsap, Whatcom, and Pierce counties. Although the Bank has a geographically diversified loan portfolio, economic conditions in the market area may affect borrowers' ability to meet the stated repayment terms. Collateral for each loan is based on a credit evaluation of the customer, and such collateral may, depending on the loan, include accounts receivable, inventory, equipment, real estate, or other collateral.

The Bank originates both adjustable and fixed interest rate loans. At March 31, 2002, the composition of the loan portfolio was as follows (in thousands):

	Fixed	Adjustable
Term to maturity or rate adjustment	rate	rate	Total
Due within one year	$ 8,005	$316,931	$324,936
After one year through three years	25,582	112,705	138,287
After three years through five years	9,657	45,268	54,925
After five years through 15 years	44,121	10,162	54,283
After 15 years	15,086	28	15,114

	$102,451	$485,094	$587,545


The adjustable rate loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rate the Bank pays on the short-term deposits and Federal Home Loan Bank of Seattle (FHLB) advances that have been primarily utilized to fund these loans.

Outstanding commitments to borrowers for loans totalled $10,068,000 and $13,752,900 at March 31, 2002 and 2001, respectively.

The Bank serviced loans for others totalling $177,887,134 and $104,543,253 as of March 31, 2002 and 2001, respectively.

NOTE 5:     ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows for the years ended March 31 (in thousands):

	2002	2001	2000
Balance, beginning of year	$7,439	$6,484	$5,672
Provision for loan losses	1,500	1,005	810
Loans charged off, net of recoveries of $40, $20, and $18	(185)	(50)	2
Balance, end of year	$8,754	$7,439	$6,484

The average balance of impaired loans during 2002, 2001, and 2000 was $952,000, $2,926,000, and $2,954,000, respectively, and the Company recognized $164,000, $421,000, and $251,000 of related interest income during 2002, 2001, and 2000, respectively. Interest income is normally recognized on the accrual basis; however, if the impaired loan is nonperforming, interest income is recorded on the receipt of cash.

Impaired loans consist of the following at March 31 (in thousands):

	2002	2001

Loans with allocated reserves	$ --	$ --
Loans without allocated reserves	17	1,300
	$17	$1,300
Loans on nonaccrual status	$17	$1,300


NOTE 6:     PREMISES AND EQUIPMENT

Premises and equipment consist of the following at March 31 (in thousands):

	2002	2001
Land	$1,491	$1,491
Buildings (including leasehold improvements)	7,518	7,366
Furniture, fixtures, and automobiles	10,259	8,398
	19,268	17,255
Less accumulated depreciation and amortization	(9,072)	(7,713)
	$10,196	$9,542

The Company has noncancellable operating leases for office facilities, branches, and equipment. Future minimum rental commitments for all noncancellable leases are as follows (in thousands):

2003	$1,111
2004	1,098
2005	1,006
2006	991
2007	826
Thereafter	4,538
$9,570

Rent expense for the years ended March 31, 2002, 2001, and 2000, totalled $995,000, $842,000, and $794,000, respectively.


NOTE 7:     DEPOSIT ACCOUNTS

Deposit accounts, with respective interest rate ranges, consist of the following at March 31 (in thousands):

	2002			2001
	Weighted-			Weighted-
	average rate	Amount	%	average rate	Amount	%

Noninterest-bearing accounts	- %	$ 14,813	3.3%	- %	$ 8,462	2.10%
Savings accounts	1.5	11,753	2.6	2.8	10,867	2.7
Checking accounts	1.5	50,713	11.3	2.2	37,942	9.5
Money market accounts	2.2	130,912	29.1	4.3	127,010	31.9
Time deposits by original term:
One to 11 months	2.8	71,346	15.9	5.7	36,041	9.1
12 to 23 months	3.7	75,788	16.9	6.2	83,641	21.1
24 to 35 months	5.2	21,106	4.7	5.9	23,601	5.9
36 to 59 months	5.5	19,031	4.2	5.9	17,500	4.4
60 months and beyond	6.2	54,149	12.0	6.3	52,579	13.3
	4.3	241,420	53.7	6.1	213,362	53.8
	3.1%	449,611	100.0%	4.9%	$397,643	100.0%

Time deposits are scheduled to mature as follows (in thousands):

Year ending March 31,
2003	$ 167,415
2004	27,240
2005	23,815
2006	7,319
2007	6,281
Thereafter	9,350
$ 241,420

Included in deposits are time deposits greater than or equal to $100,000 of $82,371,000 and $60,652,000, at March 31, 2002 and 2001, respectively. Interest on time deposits greater than or equal to $100,000 totalled $2,732,000, $2,576,000, and $2,439,000 for the years ended March 31, 2002, 2001, and 2000, respectively.


NOTE 8:     FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Scheduled maturities of advances from the FHLB and other borrowings are as follows at March 31 (in thousands):

	2002		2001
		Interest rate		Interest rate
	Amount	ranges	Amount	ranges
Nonamortizing:
Due within one year	$ 34,800	1.90 - 6.92%	$35,002	4.57 - 7.05%
After one year through two years	19,400	2.83 - 7.26	10,000	4.67 - 6.92
After two years through three years	17,750	3.47 - 6.32	5,650	5.00 - 7.26
After three years through five years	32,250	4.03 - 7.27	11,650	5.03 - 7.27
After five years through 10 years	21,150	4.80 - 7.39	13,000	5.46 - 7.39
After 10 years	3,300	6.18 - 6.93	4,300	6.14 - 6.93
Amortizing:
After 10 years	688	8.19	742	8.19
	$129,338		$80,344

Advances and other borrowings are collateralized by securities and mortgage pool securities of the U.S. government and agencies thereof.

At March 31, 2002 and 2001, the Bank had available unsecured lines of credit with commercial banks totaling $42,000,000 and $25,000,000, respectively, and a revolving line of credit with the FHLB of up to 35% of total assets. There were no advances outstanding as of March 31, 2002, on the lines of credit with the commercial banks.

At March 31, 2002, the Bank had outstanding a repurchase agreement, reported within Federal Home Loan Bank advances and other borrowings, with a securities dealer in the amount of $12,050,000, maturing April 2002. At March 31, 2001, the Bank had outstanding a repurchase agreement with a securities dealer in the amount of $13,052,000, maturing April 2001.

NOTE 9:     FEDERAL TAXES ON INCOME

Under prior law, the Bank qualified under a provision of the Internal Revenue Code to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction or based on the experience method. The experience method provided financial institutions the ability to add to the reserve for losses on loans the greater of two computational alternates: (1) the base-year amount or (2) the six-year moving average amount.

In August 1996, the president of the United States signed the Small Business Job Protection Act of 1996 (the Act). Under the Act, the percentage taxable income method of accounting for tax-basis bad debts is no longer available effective for the years ended after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax-basis bad debts for 1997 and later years. In addition, the Bank is also required to recapture its post-1987 additions to its bad debt reserves made pursuant to the percentage taxable income method. As of March 31, 1996, these additions were $3,766,000, which, pursuant to the Act, are being included in taxable income ratably over a six-taxable-year period beginning with the


year ended March 31, 1997. The recapture of the post-1987 additions to tax-basis bad debt reserves does not result in a charge to earnings as these amounts are included in the deferred tax liability at March 31, 1997.

Retained earnings at March 31, 2002, 2001, and 2000, includes approximately $3,691,000 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then prevailing corporate tax rate.

A reconciliation of the statutory federal income tax to the effective income tax follows (in thousands):

	2002	2001	2000
Income tax expense at statutory rate	$2,861	$2,677	$135
Income tax effect of:
Tax-exempt interest	(107)	(103)	(117)
Low income housing tax credit	(217)	(216)	(216)
Valuation allowance	140
Other, net	(82)	(67)	12
Income tax expense (benefit) at effective rate	$2,595	$2,291	$(186)

The net deferred tax asset (liability), reported within prepaid expenses and other assets, consists of the following at March 31 (in thousands):

2002	2001
Deferred tax liabilities:
Loan origination fees and costs	$ (34)	$ (41)
Prepaid expenses	(140)	(103)
FHLB dividends	(689)	(576)
Other, net	(161)	(169)
Unrealized gain on securities	(192)	(203)
	(1,216)	(1,092)

Deferred tax assets:
Deferred compensation	442	448
Bad debt deduction	3,025	2,355
Accrued vacation	110	84
Depreciation	227	413
Charitable contribution	1,872	2,171
	5,676	5,471
	4,460	4,379
Valuation allowance	(140)
Net deferred tax asset	$ 4,320	$ 4,379


NOTE 10:     EMPLOYEE BENEFIT PLANS

401(k) plan: The Company maintains a 401(k) plan. All employees of the Company are eligible to participate in the 401(k) plan once certain service and age requirements are achieved. Employees may contribute up to 15% of their salary to the plan. The Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions. Participants will vest in the employer-matched 401(k) contributions at the rate of 20% per year, beginning upon the completion of two years of service. The Company's cost for the 401(k) plan was $171,609, $152,771, and $122,674 for 2002, 2001, and 2000, respectively.

Defined benefit plan: With the establishment of the ESOP, the Company's noncontributory defined benefit plan was terminated effective December 31, 1999. As a result of terminating the Company's noncontributory defined benefit plan, the unused portion of the pension liability was reversed against compensation expense, resulting in a curtailment gain of $547,000. Prior to termination on December 31, 1999, the Company's funding policy was to contribute amounts to its pension plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The actuarial cost method used to compute the pension contribution is the projected unit cost method. Information presented below reflects a measurement date of December 31, 2001, 2000, and 1999.

Weighted-average assumptions used in accounting for the defined benefit pension plan are as follows for the years ended December 31:

	2001	2000	1999
Assumed discount rate	8.0%	8.0%	6.9%
Rate of compensation increase	N/A	N/A	6.0
Expected return on assets	8.0	8.0	8.0

Changes in the benefit obligation were as follows for the years ended December 31 (in thousands):

	2001	2000	1999
Benefit obligation, beginning of year	$1,650	$1,493	$1,869
Actuarial loss	(44)	51	43
Interest cost	66	129	125
Service cost			146
Benefits paid	(1,668)	(15)	(133)
Expenses	(4)	(8)	(10)
Curtailment gain			(547)
Benefit obligation, end of year	$ --	$1,650	$1,493


Changes in defined benefit pension plan assets are as follows for the years ended December 31 (in thousands):

	2001	2000	1999
Fair value of assets, beginning of year	$1,650	$1,615	$1,555
Actual return on assets	22	58	165
Benefits paid	(1,668)	(15)	(133)
Expenses	(4)	(8)	(10)
Contribution			38
Fair value of assets, end of year	$ --	$1,650	$1,615

Reconciliations of funded status are as follows as of December 31 (in thousands):

	2001	2000	1999
Funded status	$ -	$ -	$ (425)
Unrecognized net loss			(122)
Curtailment gain recognized			547
Accrued benefit cost	$ -	$ -	$ -

Net periodic expense for the defined benefit pension plan is as follows for the years ended December 31 (in thousands):

	2001	2000	1999

Interest cost	$ --	$129	$125
Service cost			146
Expected return on assets		(129)	(122)
Net periodic expense	$ --	$ --	$149

During the year ended March 31, 2001, the Company's noncontributory defined benefit plan was settled.

Employee Stock Ownership Plan: On April 1, 1999, the Company established an ESOP to provide benefits to all employees who have been credited with at least 1,000 hours of service during the year and who have attained age 18. Participants vest in their accrued benefits under the ESOP at the rate of 20% per year, beginning upon the completion of two years of service. The plan is noncontributory on the part of the participants. The benefits are distributable upon a participant's normal retirement, early retirement, death, disability, or termination of employment. The Company loaned the ESOP's trustee $1,979,786 for purchase of the Company's common stock in the open market. Shares of stock are allocated to employees as the loan is repaid. The outstanding loan balance was $791,915 and $1,187,872 at March 31, 2002 and 2001, respectively.


Shares held by the ESOP at March 31, 2002, are as follows:

			Average
	Number	Price range	price
	of shares	per share	per share
Allocated:
Vested	93,915	$ --	$ --
Nonvested	16,769
	110,684
Nonallocated	68,840	10.88 - 11.06	11.02
	179,524

Shares held by the ESOP at March 31, 2001, are as follows:

			Average
	Number	Price range	price
	of shares	per share	per share
Allocated:
Vested	59,299	$ -	$ -
Nonvested	14,158
	73,457
Nonallocated	105,959	10.88 - 11.06	11.02
	179,416

Shares held by the ESOP increased by 108 as a result of dividend income purchases in excess of employment terminations. Contributions to the ESOP, recorded as compensation expense for the years ended March 31, 2002, 2001, and 2000, were $546,739, $429,228, and $328,000 respectively.

Deferred compensation plan: The Company also maintains a nonqualified deferred compensation plan for certain key management personnel, for which the cost is accrued but unfunded. Participants may elect to defer all or a specific portion of their compensation. The Company does not provide a matching contribution on amounts deferred. However, the Company does provide interest quarterly on amounts contributed by participants. At March 31, 2002 and 2001, the liability for accumulated deferred compensation was $1,298,000 and $1,316,000, respectively, and is included in the consolidated statements of financial condition in accounts payable and other liabilities. Annual expense for the Company related to this plan totalled $84,000, $82,000, and $120,000 in 2002, 2001, and 2000, respectively.

Management Recognition Plan: In July 2000, the shareholders approved the 2000 Management Recognition Plan (MRP). The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 359,450 to its directors and certain employees in August 2000. The fair value of the restricted stock awards are amortized over a five-year period. Amortization expense was approximately $867,000 and $1,301,000 for the years ended March 31, 2002 and 2001, respectively.


NOTE 11:     STOCK OPTION PLAN

In July 2000, the shareholders approved the 2000 Stock Option Plan (the Plan). On August 29, 2000, the Compensation Committee granted nonqualified stock options (NQSO) and incentive stock options (ISO) to certain employees and directors of the Company or of an affiliate, totalling 698,566 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company, its subsidiaries, and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 898,625 common shares of the Company. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization, or reorganization. The Board of Directors makes available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

The following represents the stock option activity and option price information:

		Weighted-	Weighted-
	Number of	average price	average issue
	option shares	of option shares	date fair value

Balance at Plan inception	--	$ --	$ --
Granted	698,566	12.06	12.06
Exercised
Cancelled
Balance at March 31, 2001	698,566	12.06

Granted	92,500	15.66	15.66
Exercised
Cancelled
Balance at March 31, 2002	791,066	12.48
Options exercisable at March 31, 2002	290,426	12.48

Financial data pertaining to outstanding stock options is as follows:

		Weighted-	Weighted-		Weighted-
		average	average		average
Ranges of	Number of	remaining	exercise	Number of	exercise price
exercise	option	contractual	price of	exercisable	of exercisable
prices	shares	life	option shares	option shares	option shares
$ 12.06	698,566	8.4 years	$ 12.06	279,426	$ 12.06
14.25-17.20	92,500	9.5 years	15.66	11,000	14.62
	791,066	8.5 years	$ 12.48	290,426	$ 12.16

At March 31, 2002, the Company had an aggregate of 107,559 shares of common stock available for future issuance under its stock option plan.


The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $1,276,000 for 2002 and $1,217,000 for 2001. Net income per share for both basic and diluted would have decreased by $.22 in 2002 and $.16 per share in 2001.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annual dividend yield of 2.78% and 2.98% for 2002 and 2001, respectively; expected volatility of 17% and 29 % for 2002 and 2001, respectively; risk-free interest rate of 5.29% and 4.86 % for 2002 and 2001, respectively; and an expected life of seven years for both 2002 and 2001.

Had compensation cost for the Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	2,002	2,001
Net income:
As reported	$ 5,579	$ 5,357
Pro forma	4,303	4,140

Basic earnings per share:
As reported	0.97	0.70
Pro forma	0.75	0.54

Diluted earnings per share:
As reported	0.94	0.70
Pro forma	0.72	0.54

NOTE 12:     INTEREST RATE RISK

The Bank is engaged principally in providing first mortgage permanent and construction loans for both residential and commercial property. Thirty-year, fixed rate residential home mortgages are originated primarily for sale in the secondary market, and the Bank is authorized to hedge against interest rate fluctuations with financial futures contracts, option contracts, and forward commitments. There were no open forward commitments to hedge interest rate fluctuations at March 31, 2002 and 2001. Forward commitments have little credit risk because established exchanges are the counterparties.

The Bank also originates adjustable and fixed rate residential and commercial property home mortgages, which are held for investment, and commercial loans that are adjustable to the prime lending rate index to customers who are predominately local businesses and individuals, funded through short-term deposits and borrowings. Adjustable loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. As of March 31, 2002 and 2001, adjustable rate mortgages held for investment totalled $485,094,000 and $360,157,000, respectively. Fixed rate mortgages held for investment totalled $102,451,000 and $134,277,000 at March 31, 2002 and 2001, respectively.


The Bank originates both fixed and variable rate residential and commercial property construction loans. Variable rate adjustments are tied to the prime interest rate. The maturities on these loans range from six to 18 months.

The Bank's adjustable and fixed rate home mortgages and residential and commercial construction loans are funded by short-term deposits and FHLB advances.

The Bank manages interest rate risk by matching assets and liabilities within reasonable limits. This has been accomplished through producing primarily variable rate loans, and if appropriate, hedging techniques can be employed through the use of financial futures contracts, option contracts, interest rate swaps, and forward commitments. There were none outstanding during 2002, 2001, and 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2002 and 2001, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's categories.


Actual capital amounts and ratios for the Company and the Bank are also presented in the table below:

	Actual			For capital adequacy purposes				To be categorized as well capitalized under prompt corrective action provision
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of March 31, 2002 (in thousands):
Total capital (to risk-weighted assets):
Company	$100,075	15.8%	>	$50,671	>	8.0%	>	$63,339	>	10.0%
Bank	78,294	12.5		50,108		8.0		62,635		10.0

Tier I capital (to risk-weighted assets):
Company	92,263	14.6	>	25,278	>	4.0	>	N/A	>	N/A
Bank	70,482	11.3		24,949		4.0		37,424		6.0

Tier I capital (to average assets):
Company	92,263	14.0	>	26,361	>	4.0	>	N/A	>	N/A
Bank	70,482	10.8		26,104		4.0		32,631		5.0

As of March 31, 2001 (in thousands):
Total capital (to risk-weighted assets):
Company	$126,234	23.7%	>	$42,593	>	8.0%	>	$53,241	>	10.0%
Bank	85,843	16.5		41,596		8.0		51,995		10.0

Tier I capital (to risk-weighted assets):
Company	119,724	22.5	>	21,303	>	4.0	>	N/A	>	N/A
Bank	79,333	15.3		20,795		4.0		31,193		6.0

Tier I capital (to average assets):
Company	119,724	19.7	>	24,309	>	4.0	>	N/A	>	N/A
Bank	79,333	14.1		22,570		4.0		28,212		6.0

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


The fair values of financial instruments are as follows at March 31 (in thousands):

	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$ 19,166	$ 19,166	$ 22,383	$ 22,383
Securities available for sale	49,903	49,903	63,299	63,299
Securities held to maturity	4,955	5,126	8,362	8,613
Loans held for sale	625	634	794	800
Loans receivable	574,646	584,510	483,117	493,644
Federal Home Loan Bank stock	5,946	5,946	4,652	4,652
	655,241	665,285	582,607	593,391

Financial liabilities:
Deposit accounts	449,611	449,174	397,643	401,372
Federal Home Loan Bank advances and other borrowings	129,338	131,080	80,344	83,000
	578,949	580,254	477,987	484,372
Net financial instruments	$ 76,292	$ 85,031	$ 104,620	$ 109,019

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments (Note 4). The fair value of these commitments is not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of March 31, 2002 and 2001:

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

Federal Home Loan Bank stock: The fair value is based upon the redemption value of the stock, which equates to its carrying value.

Deposit accounts: The fair value of checking accounts, savings accounts, and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.


Federal Home Loan Bank advances: Borrowings were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

NOTE 15:     EVERTRUST FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

Condensed financial information as of March 31 and for the years then ended is as follows (in thousands):

STATEMENTS OF FINANCIAL CONDITION

ASSETS	2002	2001
ASSETS:
Cash and cash equivalents, including interest bearing deposits of $16,515 and $24,314	$ 16,532	$ 24,676
Securities available for sale, amortized cost of $100 and $9,549	100	9,686
Accrued interest receivable		102
Premises and equipment, net	114	90
Investment in subsidiaries:
Bank subsidiary	71,066	80,487
Other subsidiaries	2,580	3,164
Prepaid expenses and other assets	4,172	3,647
TOTAL	$ 94,564	$ 121,852

LIABILITIES AND EQUITY
LIABILITIES:
Accounts payable and other liabilities	$ 1,740	$ 1,706

EQUITY:
Common stock	37,390	68,940
ESOP debt	(792)	(1,188)
Retained earnings	58,019	55,033
Shares held in trust for stock-related compensation plans	(2,167)	(3,034)
Accumulated other comprehensive income	374	395
Total equity	92,824	120,146
TOTAL	$ 94,564	$ 121,852


STATEMENTS OF OPERATIONS

	2002	2001	2000
INCOME:
Interest from investment securities	$ 933	$ 2,313	$ 1,084
Dividend from bank subsidiary	16,700	18,106	2,041
Other income		184
Total income	17,633	20,603	3,125

OTHER EXPENSE:
Salary and employee benefits	1,853	2,390	1,197
Occupancy and equipment	80	205	196
Charitable contributions			5,200
Information processing costs	3	52	23
Other, net	411	727	1,002
	2,347	3,374	7,618
Income (loss) before federal income taxes and equity in undistributed net income of subsidiary	15,286	17,229	(4,493)

FEDERAL INCOME TAXES	(369)	(296)	(2,224)
Income (loss) before equity in undistributed net income of subsidiary	15,655	17,525	(2,269)

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(10,076)	(12,168)	2,841
NET INCOME	$ 5,579	$ 5,357	$ 572


STATEMENTS OF CASH FLOWS

	2002	2001	2000
OPERATING ACTIVITIES:
Net income	$ 5,579	$ 5,357	$ 572
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of investment security discounts	(22)	(77)	(75)
Amortization of investment security premiums	4	49	30
Depreciation and amortization of premises and equipment	20	112	74
Equity in undistributed income of subsidiaries	10,076	12,168	(2,841)
Common stock contributed to charitable foundation			3,900
Amortization of compensation related to MRP	867	1,301
Cash provided (used) by changes in operating assets and liabilities:
Accrued interest receivable	102	166	(244)
Prepaid expenses and other assets	(494)	1,029	(2,952)
Accounts payable and other liabilities	34	(25)	(569)
Net cash provided (used) by operating activities	16,166	20,080	(2,105)

INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	3,068	17,199	27,731
Proceeds from sale of securities available for sale	11,108	1,941	1,000
Purchases of securities available for sale	(4,709)	(3,886)	(48,718)
Contribution from (to) MB Cap	4	(6)
Contribution from (to) I-Pro	(1)	(1)	(750)
Contribution from (to) EverTrust Bank	11	(50)	(44,456)
Net additions to premises and equipment	(44)	216	(492)
Net cash provided (used) by investing activities	9,437	15,413	(65,685)

FINANCING ACTIVITIES:

Proceeds from the sale of common stock			84,313
Repurchase shares of common stock	(31,550)	(19,373)	(4,235)
Dividends paid on common stock	(2,593)	(2,595)	(448)
Loan to ESOP			(1,980)
Repayment of loan to ESOP	396	396	396
Proceeds from other borrowings			1,000
Repayment of other borrowings			(1,000)
Net cash provided (used) by financing activities	(33,747)	(21,572)	78,046

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,144	13,921	10,256

CASH AND CASH EQUIVALENTS:
Beginning of year	24,676	10,755	499
End of year	$16,532	$24,676	$10,755

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for federal income taxes	$ -	$ 27	$ 112


The amount of dividends payable by the Bank to the Company is limited by federal and state laws, regulations, and policies.

NOTE 16:     CONTINGENCIES

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on its results of operations or consolidated financial position at March 31, 2002.

NOTE 17:     LINES OF BUSINESS

The Company is managed by legal entities. The entities are the Bank's retail division, the Bank's commercial banking group and MB Cap. MB Cap and the holding company, which includes earnings from subsidiaries and investment in subsidiaries, have been included in all others as their operating results are not significant when taken on an individual basis. Effective July 1, 2001 the Company integrated its item processing subsidiary, I-Pro, Inc., into the operations of its principal subsidiary, EverTrust Bank. I-Pro's results are included in the Bank's retail division.

The principal activities of each legal entity are described in Note 1. Each entity is managed by an executive team responsible for sales, marketing, operations, and certain administrative functions. Back office support is provided to each entity for credit administration, information systems, finance, and human resources.

The costs of these functions are allocated based on actual time spent conducting business for each entity.

Financial highlights by lines of business are as follows as of and for the years ended March 31 (in thousands):

	2002
	The Bank's retail division	The Bank's commercial banking group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 21,653	$ 1,582	$ 966	$ (1)	$ 24,200
Other income	2,986	348	6,689	(6,680)	3,343
Other expense	15,568	1,141	2,717	(57)	19,369

Income before income taxes	9,071	789	4,938	(6,624)	8,174
Income taxes	2,786	270	(461)		2,595

Net income	$ 6,285	$ 519	$ 5,399	$ (6,624)	$ 5,579

Total assets	$ 618,725	$ 50,228	$ 97,159	$ (90,303)	$ 675,809

(1) Formerly Commercial Bank of Everett


	2001
	The Bank's retail division	The Bank's commercial banking group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 18,883	$ 1,110	$ 2,425	$ 1	$ 22,419
Other income	2,576	245	6,321	(6,510)	2,632
Other expense	12,541	1,292	4,141	(571)	17,403

Income before income taxes	8,918	63	4,605	(5,938)	7,648
Income taxes	2,717	25	(451)		2,291

Net income	$ 6,201	$ 38	$ 5,056	$ (5,938)	$ 5,357

Total assets	$ 546,624	$ 39,781	$ 124,632	$ (108,634)	$ 602,403

(1) Formerly Commercial Bank of Everett

	2000
	The Bank's retail division	The Bank's commercial banking group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 16,630	$ 950	$ 1,212	$ -	$ 18,792
Other income	1,537	168	4,882	(5,297)	1,290
Other expense	11,154	1,024	7,932	(414)	19,696

Income before income taxes	7,013	94	(1,838)	(4,883)	386
Income taxes	2,068	33	(2,287)		(186)

Net income	$ 4,945	$ 61	$ 449	$ (4,883)	$ 572

Total assets	$ 497,287	$ 25,290	$ 138,701	$ (106,066)	$ 555,212

(1) Formerly Commercial Bank of Everett


NOTE 18:     SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Results of operations on a quarterly basis were as follows for the years ended March 31 (in thousands):

	2002
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$ 11,786	$ 11,872	$ 11,824	$ 11,551
Interest expense	5,657	5,539	5,177	4,960
Net interest income before provision for loan losses	6,129	6,333	6,647	6,591

Provision for loan losses	250	375	625	250
Net interest income after provision for loan losses	5,879	5,958	6,022	6,341

Noninterest income	685	728	914	1,016
Noninterest expense	4,585	4,782	4,998	5,004
Income (loss) before provision (benefit) for income taxes	1,979	1,904	1,938	2,353

Provision (benefit) for income taxes	598	572	654	771
Net income	$ 1,381	$ 1,332	$ 1,284	$ 1,582
Net Income per common share - Basic	$ .21	$ .21	$ .25	$ .32


	2001
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$ 10,864	$ 11,820	$ 11,809	$ 11,980
Interest expense	5,229	5,985	5,981	5,853
Net interest income before provision for loan losses	5,635	5,835	5,828	6,127

Provision for loan losses	300	375	120	210
Net interest income after provision for loan losses	5,335	5,460	5,708	5,917

Noninterest income	638	718	588	687
Noninterest expense	3,821	4,728	4,330	4,523
Income (loss) before provision (benefit) for income taxes	2,152	1,450	1,966	2,081

Provision (benefit) for income taxes	654	414	593	630
Net income	$ 1,498	$ 1,036	$ 1,373	$ 1,451
Basic earnings per share	$ .18	$ .13	$ .19	$ .20


	2000
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$ 8,787	$ 9,408	$ 9,970	$ 10,269
Interest expense	4,614	4,948	4,623	4,647
Net interest income before provision for loan losses	4,173	4,460	5,347	5,622

Provision for loan losses	275	135	243	157
Net interest income after provision for loan losses	3,898	4,325	5,104	5,465

Noninterest income	108	240	472	470
Noninterest expense	3,157	9,315	(1) 3,354	3,870
Income (loss) before provision (benefit) for income taxes	849	(4,750)	2,222	2,065

Provision (benefit) for income taxes	208	(1,695)	673	628
Net income (loss)	$ 641	$ (3,055)	$ 1,549	$ 1,437
Earnings per share	N/A	N/A	$0.18	$0.17

(1)  The second quarter increase in noninterest expense is due primarily to $5,200,000 in charitable contributions provided to the EverTrust Foundation.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        The following table sets forth certain information with respect to the executive officers of the Company and EverTrust Bank.

	Age at March 31,	Position
Name	2002	EverTrust	EverTrust Bank

Michael B. Hansen	60	Chairman of the Board, President	Chairman of the Board, Chief
		and Chief Executive Officer	Executive Officer

Michael R. Deller	51	Executive Vice President	President and Chief Operating
			Officer

Jeffrey R. Mitchell	43	Senior Vice President, Chief	Senior Vice President, Chief
		Financial Officer	Financial Officer

Dale A. Lyski	64		*

Lorelei Christenson	48	Senior Vice President and	Senior Vice President, Chief
		Corporate Secretary	Information Officer and
			Corporate Secretary

Terry Cullom	59		Vice President and Credit
			Administrator

John E. Thoresen	51	**

Philip Mitterling	44	Treasurer and Portfolio Manager	Treasurer and Portfolio Manager

Robert L. Nall	46		Senior Vice President, Chief
			Lending Officer

Kirk A. Bottles	40		Executive Vice President

_______________
*	Effective April 22, 2002, Senior Vice President, Business Banking Group. Prior to that, President of the Bank's commercial banking group. Former President and Chief Operating Officer of Commercial Bank of Everett.
**	President of the Company's subsidiary, Mutual Bancshares Capital, Inc.


Biographical Information

        Michael B. Hansen is Chairman of the Board, President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of EverTrust Bank. Mr. Hansen has been employed by EverTrust Bank since 1979.

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

        Dale A. Lyski is President of the Bank's business banking group in Everett established in connection with the merger of Commercial Bank of Everett with and into EverTrust Bank in December 2000. Prior to that he was President and Chief Operating Officer of Commercial Bank of Everett, positions he has held since 1996. From 1989 to 1996, Mr. Lyski was Executive Vice President of EverTrust Bank. Mr. Lyski has served EverTrust Bank in various capacities since 1986.

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

        Robert L. Nall is Senior Vice President and Chief Lending Officer of EverTrust Bank, a position he has held since March 2002. From November 1999 to March 2002 he was Vice President of EverTrust Bank. From 1995 to 1999 he served as a branch manager of EverTrust Bank.

        Kirk A. Bottles is Executive Vice President of EverTrust Bank responsible for business banking and private banking. He was employed by the Bank on March 1, 2002. Mr Bottles has 18 years experience in business and private banking.  Prior to joining the Bank, he spent eight years at Bank of America, most recently serving as senior vice president, focusing on business and commercial banking.

Item 11. Executive Compensation

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

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

        Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of March 31, 2002.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	791,066	$12.48	107,559
Restricted stock plan	359,450	12.06	--

Equity compensation plans not
approved by security holders:	NA	NA	NA
Total	1,150,516	$12.35	107,559

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


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

________________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.

(b) Reports on Form 8-K

None.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERTRUST FINANCIAL GROUP, INC.

Date: June 19, 2002	By:/s/Michael B. Hansen
Michael B. Hansen
Chairman of the Board, President and
(Chief Executive Officer)

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael B. Hansen	Chairman of the Board, President,	June 19, 2002
Michael B. Hansen	Chief Executive Officer and Director
(Principal Executive Officer)

/s/Jeffrey R. Mitchell	Senior Vice President and Chief Financial	June 19, 2002
Jeffrey R. Mitchell	Officer (Principal Financial
and Accounting Officer)

/s/Margaret B. Bavasi	Director	June 19, 2002
Margaret B. Bavasi

/s/Thomas R. Collins	Director	June 19, 2002
Thomas R. Collins

/s/Michael R. Deller	Director	June 19, 2002
Michael R. Deller

/s/Thomas J. Gaffney	Director	June 19, 2002
Thomas J. Gaffney

/s/R. Michael Kight	Director	June 19, 2002
R. Michael Kight

/s/Robert A. Leach, Jr.	Director	June 19, 2002
Robert A. Leach, Jr.

/s/George S. Newland	Director	June 19, 2002
George S. Newland

/s/William J. Rucker	Director	June 19, 2002
William J. Rucker


Exhibit 21

Subsidiaries of the Registrant

Parent

EverTrust Financial Group, Inc.

	Percentage	Jurisdiction or
Subsidiaries	of Ownership	State of Incorporation

EverTrust Bank	100%	Washington

EverTrust Asset Management (1)	100%	Washington

Mutual Bancshares Capital, Inc.	100%	Washington

Sound Financial, Inc. (1)	100%	Washington

____________

(1)	This corporation is a wholly-owned subsidiary of EverTrust Bank.


Exhibit 23

Independent Auditors Consent


INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statements No. 333-89285 and 333-48884 of EverTrust Financial Group, Inc. on Forms S-8 of our report dated May 10, 2002, appearing in the Annual Report on Form 10-K of EverTrust Financial Group, Inc. and subsidiaries for the year ended March 31, 2002.

/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
June 17, 2002
