Form 10-Q
period 2002-06-30
EVERTRUST FINANCIAL GROUP INC
filed 2002-08-06
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended..............................June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number: 0-26993

EVERTRUST FINANCIAL GROUP, INC. (Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1613658 (I.R.S. Employer I.D. Number)

2707 Colby Avenue, Suite 600, Everett, Washington 98201 (Address of principal executive offices and zip code)

(425) 258-3645 (Registrant's telephone number, including area code)

NA (Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class: Common stock, no par value	As of August 1, 2002 5,003,392


EVERTRUST FINANCIAL GROUP, INC.
Table of Contents

i


Part 1 - Financial Information
Item 1 - Financial Statements

EverTrust Financial Group, Inc.
Consolidated Statements of Financial Condition
June 30, 2002 and March 31, 2002
(Dollar amounts in thousands)

	June 30,	March 31,
	2002	2002
ASSETS	(Unaudited)

Cash and cash equivalents, including interest bearing deposits
of $15,279 and $8,975	$ 25,518	$ 19,166
Securities available for sale, amortized cost of $48,303 and $49,336	49,068	49,903
Securities held to maturity, fair value of $5,004 and $5,126	4,795	4,955
Federal Home Loan Bank stock, at cost	6,035	5,946
Loans receivable, net of allowances of $8,917 and $8,754	570,190	574,646
Loans held for sale, fair value of $93 and $634	90	625
Accrued interest receivable	3,720	3,638
Premises and equipment, net	10,111	10,196
Other real estate owned	107	524
Prepaid expenses and other assets	5,712	6,210

Total Assets	$ 675,346	$ 675,809

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$ 454,792	$ 449,611
Federal Home Loan Bank advances and other borrowings	124,975	129,338
Accounts payable and other liabilities	3,956	4,036

Total Liabilities	583,723	582,985

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock - no par value, 49,000,000 shares authorized, 5,028,392 shares and 5,170,569 shares outstanding at June 30, 2002 andMarch 31, 2002, respectively	34,793	37,390
Employee Stock Ownership Plan (ESOP) debt	(792)	(792)
Retained earnings	59,068	58,019
Shares held in trust for stock-related compensation plans	(1,951)	(2,167)
Accumulated other comprehensive income	505	374

Total Equity	91,623	92,824

Total Liabilities and Equity	$ 675,346	$ 675,809


EverTrust Financial Group, Inc.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
INTEREST INCOME:
Loans receivable	$ 10,810	$ 10,617
Investment securities:
Taxable interest income	736	966
Tax-exempt interest income	59	66
Dividend income	99	137
Total investment security income	894	1,169
Total interest income	11,704	11,786

INTEREST EXPENSE:
Deposit accounts	3,436	4,551
Federal Home Loan Bank advances
and other borrowings	1,516	1,106
Total interest expense	4,952	5,657
Net interest income	6,752	6,129
PROVISION FOR LOAN LOSSES	190	250
Net interest income after provision for
loan losses	6,562	5,879

NONINTEREST INCOME:
Loan service fees	491	199
Gain on sale of securities	-	23
Gain on sale of loans	137	90
Other, net	496	373
Total noninterest income	1,124	685

NONINTEREST EXPENSES:
Salaries and employee benefits	3,021	2,622
Occupancy and equipment	804	712
Information processing costs	357	220
Other, net	1,230	1,031
Total noninterest expenses	5,412	4,585
Earnings before federal income taxes	2,274	1,979
FEDERAL INCOME TAXES	643	598
NET INCOME	$ 1,631	$ 1,381

Net income per common share - basic	$ 0.34	$ 0.21
Net income per common share - diluted	$ 0.32	$ 0.20

Weighted average shares outstanding - basic	4,748,686	6,643,997
Weighted average shares outstanding - diluted	5,031,177	6,783,806

Dividends paid per share	$ 0.115	$ 0.100


EverTrust Financial Group, Inc.
Consolidated Statements of Comprehensive Income (In thousands)
For the Three Months Ended June 30, 2002 and 2001

	2002	2001

NET INCOME	$ 1,631	$ 1,381
OTHER COMPREHENSIVE INCOME, net of income taxes:
Gross unrealized gain on securities:
Unrealized holding gain during the period,
net of deferred income tax expense
of $66 and $27	131	51
Less adjustment of gains included in net income,
net of income tax of $(-) and $(8)	-	(15)
Other comprehensive income	131	36

COMPREHENSIVE INCOME	$ 1,762	$ 1,417


EverTrust Financial Group, Inc.
Consolidated Statements of Changes in Equity
For the Twelve Months Ended March 31, 2002 and Three Months Ended June 30, 2002
(Dollar amounts in thousands, Unaudited)

					Shares held
					in trust for	Accumulated
	Common Stock		Debt related	Retained	stock-related compensation	other comprehensive
	Shares	Amount	to ESOP	earnings	plans	income (loss)	Total

BALANCE, April 1, 2001	7,258,243	$ 68,940	$ (1,188)	$ 55,033	$ (3,034)	$ 395	$ 120,146

Common stock repurchased	(2,087,674)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity-Change in value of shares committed to be released		151					151
Amortization of compensation related to Management Recognition Plan (MRP)					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive income net of income taxes						(21)	(21)
BALANCE,March 31, 2002	5,170,569	37,390	(792)	58,019	(2,167)	374	92,824

Common stock repurchased	(142,177)	(2,597)					(2,597)
Amortization of compensation related to Management Recognition Plan (MRP)					216		216
Net income				1,631			1,631
Dividends paid				(582)			(582)
Other comprehensive income net of income taxes						131	131
BALANCE, June 30, 2002	5,028,392	$ 34,793	$ (792)	$ 59,068	$ (1,951)	$ 505	$ 91,623


EverTrust Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
For the Three Months Ended June 30, 2002 and 2001

	2002	2001
OPERATING ACTIVITIES:
Net income	$ 1,631	$ 1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	449	335
Dividends on Federal Home Loan Bank stock and accretion of investment security discounts	(176)	(115)
Gain on sale of premises and equipment and real estate owned	(7)	-
Amortization of investment security premiums	10	77
Loss on limited partnership	27	27
Provision for losses on loans	190	250
Amortization of deferred loan fees and costs	(522)	(413)
Loan fees deferred	335	424
Proceeds from sale of loans	19,433	7,135
Loans originated for sale	(18,898)	(7,585)
Deferred taxes	109	18
Amortization of compensation related to MRP	216	216
Cash provided (used) by changes in operating assets and liabilities:
Accrued interest receivable	(82)	21
Prepaid expenses and other assets	296	667
Accounts payable and other liabilities	(80)	(469)
Net cash provided by operating activities	2,931	1,968

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	3,270	8,782
Proceeds from maturities of securities held to maturity	165	573
Proceeds from sale of securities available for sale	585	2,895
Purchases of securities available for sale	(2,750)	(3,634)
Loan principal payments	56,008	36,657
Loans originated or acquired	(51,555)	(56,871)

Proceeds from sales of reaquired assets and other real estate owned	417	-
Net additions to premises and equipment	(358)	(455)
Net cash used by investing activities	5,782	(12,054)

FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	5,181	(800)
Repurchase shares of common stock	(2,597)	(4,982)
Dividends paid on common stock	(582)	(714)
Proceeds from other borrowings	-	1,000
Repayment of other borrowings	(650)	-
Proceeds from Federal Home Loan Bank advances	15,850	28,150
Repayments of Federal Home Loan Bank advances	(19,563)	(21,018)
Net cash provided by financing activities	(2,361)	1,636
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,352	(8,450)

CASH AND CASH EQUIVALENTS:
Beginning of quarter	19,166	22,383
End of quarter	$ 25,518	$ 13,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits	$ 4,954	$ 4,617
Federal income taxes	$ 150	$ -
Interest on borrowings	$ 1,521	$ 1,064


EverTrust Financial Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2002
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statements of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank (EverTrust Bank or Bank) and Mutual Bancshares Capital Inc. (MB Cap).All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 19, 2002.

Note 2 -Recent Events

In April 2002, EverTrust Bank opened a new business and private banking office located in downtown Seattle. This new office is intended to expand the Bank's King County presence, especially when coupled with the existing business and private banking office located in Bellevue and the money management resources available through EverTrust Asset Management (ETAM).

Note 3 -Stock Repurchases

In October 2001, the Company announced a seventh repurchase plan of up to 542,977 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 142,177 shares during the quarter ended June 30, 2002, leaving a balance of 141,600 shares to be repurchased under the current plan. The Company has now repurchased a total of 4.0 million shares since its initial plan was approved in January 2000.

Note 4 -Earnings per share

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 282,491 and 139,809, for the three months ended June 30, 2002 and 2001, respectively.

Note 5 -Lines of Business

EverTrust manages the business activities of EverTrust Bank's retail division (including ETAM), business banking group, and MB Cap. The operating results of EverTrust and MB Cap have been included in Other as their results are not significant when taken on an individual basis.


Financial highlights by lines of business are as follows (in thousands):

	Three Months Ended June 30, 2002
		The Bank's
	The Bank's	business and
	retail	private banking
	division	group (1)	Other	Eliminations	Total
Condensed income statement:

Net interest income after provision for loan losses	$ 5,990	$ 495	$ 77	$ -	$ 6,562
Other income	1,035	86	2,071	(2,068)	1,124
Other expense	4,009	648	768	(13)	5,412
Income before income taxes	3,016	(67)	1,380	(2,055)	2,274
Income taxes	856	(19)	(194)	-	643
Net Income	$ 2,160	$ (48)	$ 1,574	$ (2,055)	$ 1,631

Total Assets	$ 612,701	$ 55,409	$ 96,084	$ (88,848)	$ 675,346

________________________
(1) Formerly Commercial Bank of Everett

	Three Months Ended June 30, 2001
		The Bank's
	The Bank's	business and
	retail	private banking
	division	group (1)	Other	Eliminations	Total
Condensed income statement:

Net interest income after provision for loan losses	$ 5,099	$ 330	$ 450	$ -	$ 5,879
Other income	697	76	1,479	(1,567)	685
Other expense	3,748	284	658	(105)	4,585
Income before income taxes	2,048	122	1,271	(1,462)	1,979
Income taxes	622	40	(64)	-	598
Net Income	$ 1,426	$ 82	$ 1,335	$ (1,462)	$ 1,381

Total Assets	$ 549,477	$ 42,443	$ 120,615	$ (107,332)	$ 605,203

____________________
(1) Formerly Commercial Bank of Everett


Note 6 - Additional Information Regarding Investment Securities

The following table sets forth the composition of the Company's investment portfolio at the dates indicated (in thousands):

	June 30, 2002		March 31, 2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale:
Investment securities:
U.S. Government Agency obligations	$ 6,447	$ 6,624	$ 4,426	$ 4,515
Corporate obligations	9,358	9,554	9,363	9,537
Municipal obligations	3,894	3,954	3,896	3,929
Equity securities	3,263	2,821	3,304	3,154
Mortgage-backed securities	25,341	26,115	28,347	28,768
Total available for sale	$ 48,303	$ 49,068	$ 49,336	$ 49,903

Held to Maturity:
Investment securities:
U.S. Government Agency obligations	$ 1,003	$ 1,103	$ 1,003	$ 1,080
Corporate obligations	499	502	498	508
Municipal obligations	2,772	2,850	2,848	2,902
Mortgage-backed securities	521	549	606	636
Total held to maturity	$ 4,795	$ 5,004	$ 4,955	$ 5,126

Total	$ 53,098	$ 54,072	$ 54,291	$ 55,029

At June 30, 2002 equity securities were comprised of, at cost, $2.2 million ($1.8 million fair value) in common stock of publicly traded companies and $1.1 million ($1.0 million fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank Advances and Other Borrowings

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

	June 30, 2002	March 31, 2002

Nonamortizing:
Due within 1 year	$ 28,600	$ 34,800
After 1 year through 2 years	19,900	19,400
After 2 years through 3 years	18,800	17,750
After 3 years through 5 years	33,500	32,250
After 5 years through 10 years	20,900	21,150
After 10 years	2,600	3,300
Amortizing:
After 10 years	675	688
	$ 124,975	$ 129,338


Note 8 - Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations.The new statement is effective for fiscal years beginning after December 15, 2001.The Company adopted SFAS No. 144 on April 1, 2002.The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which takes effect for fiscal years beginning after June 15, 2002.SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset.The Company will adopt SFAS No. 143 as of April 1, 2003.The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for the Company on April 1, 2002.SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually.The Company does not currently have any goodwill.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General.  EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap.EverTrust Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington.EverTrust Bank considers the communities in Snohomish County, Washington, as its primary market area for making loans and attracting deposits.EverTrust Bank also makes loans in King and Pierce Counties and, to a much lesser extent, other counties in Western Washington.The Bank's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial mortgage and construction loans, as well as commercial business loans, single family mortgages and consumer loans.

MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development.Given the risks inherent in venture capital investing, there can be no assurance that MB Cap will be successful.MB Cap has committed to a total investment of $2.3 million.As of June 30, 2002, MB Cap has invested $1.9 million.The book value of the investments at June 30, 2002 was $1.6 million compared to $1.4 million at March 31, 2002.

In March 2001, EverTrust Bank formed ETAM, a Washington chartered trust company, which was capitalized on May 1, 2001.ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management.A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM. At June 30, 2002, assets under management totaled $63.0 million compared to $55.6 million at March 31, 2002.


Comparison of Financial Condition at June 30, and March 31, 2002

Total assets decreased $500,000 from $675.8 million at March 31, 2002 to $675.3 million at June 30, 2002.

Cash and cash equivalents increased $6.3 million from $19.2 million at March 31, 2002 to $25.5 million at June 30, 2002. The increase in cash will be used to fund future growth in the loan portfolio.

The investment portfolio (including Federal Home Loan Bank stock) decreased $900,000, or 1.5%, from $60.8 million at March 31, 2002 to $59.9 million at June 30, 2002.The decrease was due to sales and maturities, the proceeds of which will also be used to fund growth in the loan portfolio.

Loans receivable, including loans held for sale, decreased $5.0 million, or 0.9%, from $575.3 million at March 31, 2002 to $570.3 million at June 30, 2002.The decrease was due primarily to loan participations and sales made from the multifamily residential portfolio offset in part by growth in several other areas including $5.2 million in one to four family construction and land development loans, $1.8 million in business loans, $1.1 million from commercial construction loans and $1.1 from the multifamily construction portfolio. Loans held for sale at June 30, 2002 were $90,000 compared to $625,000 at March 31, 2002.

The following table provides additional detail on EverTrust's loans (in thousands):

	June 30, 2002	March 31, 2002

Real estate:
One to four family residential	$ 50,560	$ 51,798
One to four family construction and
land development	43,082	37,857
Income property:
Commercial construction	18,160	17,104
Commercial real estate	227,788	229,839
Multifamily construction	39,396	38,338
Multifamily residential	145,966	157,327
Consumer:
Home equity and second mortgages	21,481	20,646
Credit cards	728	708
Other installment loans	3,521	3,326
Business loans	32,387	30,602

	583,069	587,545
Less:
Deferred loan fees and other	(3,962)	(4,145)
Reserve for loan losses	(8,917)	(8,754)

	(12,879)	(12,899)

Loans receivable, net	$ 570,190	$ 574,646

Loans held for sale	$ 90	$ 625


At June 30, 2002, EverTrust had approximately $16,000 in loans accounted for on a non-accrual basis compared to approximately $17,000 at March 31, 2002.Non-accrual loans at June 30, 2002 consist of four installment loans that may or may not be collected on in the future.The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended June 30, 2001 (in thousands):

	Quarter ended
	06/30/02	03/31/02	12/31/01	09/30/01	06/30/01

Allowance at beginning of period	$8,754	$8,507	$8,037	$7,712	$7,439
Provision for loan losses	190	250	625	375	250
Charge-offs	(27)	(13)	(157)	(55)	-
Recoveries	-	10	2	5	23
Balance at end of period	$8,917	$8,754	$8,507	$8,037	$7,712

Total deposits of EverTrust increased by approximately $5.2 million, or 1.2%, from $449.6 million at March 31, 2002 to $454.8 million at June 30, 2002.The change is primarily the result of increases in time deposit accounts of $9.3 million from $241.4 million at March 31, 2002 to $250.7 million at June 30, 2002, partially offset by decreases in money market accounts of $2.7 million from $130.9 million at March 31, 2002 to $128.2 million at June 30, 2002.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

	At June 30, 2002		At March 31, 2002
	Amount	%	Amount	%

Noninterest-bearing accounts	$ 10,328	2.3%	$ 14,813	3.3%
Savings accounts	11,289	2.5	11,753	2.6
Checking accounts	54,200	11.9	50,713	11.3
Money market accounts	128,246	28.2	130,912	29.1

Time deposits by original term:
One to 11 months	67,673	14.9	71,346	15.9
12 to 23 months	80,144	17.6	75,788	16.9
24 to 35 months	26,252	5.8	21,106	4.7
36 to 59 months	20,367	4.5	19,031	4.2
Time deposits maturing after 59 months	56,294	12.4	54,149	12.0
	250,730	55.1	241,420	53.7
Total	$ 454,792	100.0%	$ 449,611	100.0%

Federal Home Loan Bank advances and other borrowings decreased $4.3 million from $129.3 million at March 31, 2002 to $125.0 million at June 30, 2002.These borrowings are used primarily to fund the loan portfolio.

Total equity decreased $1.2 million at June 30, 2002 to $91.6 million compared to $92.8 million at March 31, 2002. Earnings of $1.6 million for the quarter ended June 30, 2002 were more than offset by the repurchase of shares of the Company's common stock for $2.6 million and dividends paid of $582,000.


Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General.Net income increased approximately $250,000 from $1.4 million for the three months ended June 30, 2001 to $1.6 million for the three months ended June 30, 2002.The increase is due primarily to increases in net interest income of $623,000 and non-interest income of $439,000 offset in part by increased non-interest expenses totaling $827,000.

Net Interest Income.Net interest income increased 10.2% from $6.1 million for the three months ended June 30, 2001 to $6.8 million for the three months ended June 30, 2002.The change is due primarily to decreased interest expense caused by lower interest rates.

Interest income decreased approximately $82,000 from $11.8 million for the three months ended June 30, 2001 to $11.7 million for the same period in 2002.During this same time period, the average balance of interest-earning assets increased from $580.3 million for the three months ended June 30, 2001 to $652.3 million for the three months ended June 30, 2002 resulting in an increase of approximately $1.7 million in income.The yield on interest-earning assets decreased from 8.12% for the three months ended June 30, 2001 to 7.18% for the same period in 2002 decreasing income $1.5 million.Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings.The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment.

Interest expense decreased $705,000 from $5.7 million for the three months ended June 30, 2001 to $5.0 million for the same period in 2002.The average balance of interest-bearing liabilities increased 18.3% or $83.7 million from $458.1 million at June 30, 2001 to $541.8 million for the three months ended June 30, 2002 resulting in an increase of $1.2 million in expense.This increase was offset by an $1.7 million decrease in expense as a result of lowering rates on interest-bearing liabilities, 4.94% for the three months ended June 30, 2001 compared to 3.66% for the same period in 2002.The average balance of borrowings comprised 22.9% of interest-bearing liabilities for the quarter ended June 30, 2002 compared to 16.4% for the same period in 2001.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios:

	Three months ended June 30,
	2002			2001
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net (1)	$ 587,957	$ 10,810	7.35%	$ 499,826	$ 10,617	8.50%
Investment securities	55,130	790	5.73	68,582	1,015	5.92
Federal Home Loan Bank stock	5,947	89	5.99	4,652	81	6.96
Cash and cash equivalents	3,262	15	1.72	7,208	73	4.05
Total interest-earning assets	652,296	11,704	7.18	580,268	11,786	8.12

Noninterest-earning assets	13,384			11,610

Total average assets	$ 665,680			$ 591,878

Interest-bearing liabilities:
Savings accounts	$ 11,215	$ 40	1.43	$ 10,525	$ 72	2.74
NOW accounts	35,928	180	2.00	35,482	194	2.19
Money market deposit accounts	128,355	696	2.17	126,853	1,211	3.82
Certificates of deposit	242,408	2,520	4.16	210,025	3,074	5.85
Total deposits	417,906	3,436	3.29	382,885	4,551	4.75
Borrowings	123,924	1,516	4.89	75,171	1,106	5.89
Total interest-bearing liabilities	541,830	4,952	3.66	458,056	5,657	4.94

Noninterest-bearing liabilities	31,333			14,116

Total average liabilities	573,163			472,172

Average equity	92,517			119,706

Total liabilities and equity	$ 665,680			$ 591,878

Net interest income		$ 6,752			$ 6,129
Interest rate spread			3.52%			3.18%
Net interest margin			4.14%			4.22%
Ratio of average interest-earning assets to average interest-bearing liabilities		120.39%			126.68%
_______________
(1) Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.


Provision for Loan Losses. During the three months ended June 30, 2002, the provision for loan losses was $190,000, compared to $250,000 for the same period in 2001, a decrease of$60,000.The decrease is primarily attributable to a decline in the balance of loans for the same period.The allowance for loan losses increased $163,000 from $8.8 million at March 31, 2002 to $8.9 million at June 30, 2002.The allowance for loan losses as a percentage of total loans (loans receivable including allowance for losses) was 1.54% at June 30, 2002, 1.50% at March 31, 2002, and 1.51% at June 30, 2001.

The allowance for losses on loans is maintained at a level sufficient to cover losses inherent in the loan portfolio but not yet apparent to management.The risk of loss will vary with the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. EverTrust's management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio.In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.Such agencies may require the Company to provide additions to the allowance based on judgment different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond EverTrust's control.

Non-Interest Income. Non-interest income increased $439,000 from $685,000 for the three months ended June 30, 2001 to $1.1 million for the same period in 2002. Growth in non-interest income was primarily a result of brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM, and loan modification and servicing fees.

Non-interest Expense. Non-interest expense increased $827,000 from $4.6 million for the three months ended June 30, 2001 to $5.4 million for the same period in 2002.The increase is due primarily to additional salary and employee benefits of $399,000 from $2.6 million for the three months ended June 30, 2001 to $3.0 million for the three months ended June 30, 2002.Compensation expense increased as the result of increased staffing levels primarily due to the commercial mortgage banking group in Tacoma, Washington, the contact center in Everett, Washington, ETAM in Seattle and the new business and private banking office located in Seattle, Washington.Occupancy and equipment expenses increased $92,000 from $712,000 for the three months ended June 30, 2001 to $804,000 for the three months ended June 30, 2002. The increase is due to expenses associated with the three (ETAM, Tacoma and Seattle) offices.

Provision for Income Taxes. Federal income taxes increased $45,000 from $598,000 for the three months ended June 30, 2001 to $643,000 for the three months ended June 30, 2002.The change is due to increased taxable earnings.

Liquidity and Capital Resources

EverTrust's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances and other borrowings.While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans.A secondary, but increasing activity of the Company is the origination of business loans. During the three months ended June 30, 2002, the Company funded $70.5 million in new loans. In addition, during this three month period, funds were used to repurchase shares of the Company's common stock for $2.6 million and to pay a cash dividend to shareholders totaling $582,000.These activities were funded by loan repayments, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.


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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

			Minimum for Capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
June 30, 2002:
Total capital to risk-weighed assets	$97,260	17.4%	$44,717	8.0%
Tier 1 capital to risk-weighted assets	$90,640	16.2%	$22,380	4.0%
Tier 1 leverage capital to average assets	$90,640	13.5%	$26,856	4.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and short-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses.Non-interest income includes items such as service charges and fees on deposit accounts, loan service fees and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at June 30, 2002.Furthermore, EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Forward-looking Statements

Certain matters discussed in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.These forward looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision.These forward-looking statements are based upon current management expectations, and may therefore involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from this suggested, expressed, or implied by forward looking statements due to a wide range of factors including, but not limited to, non-bank financial services providers, regulatory changes, interest rates, national and regional economic conditions and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.


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

____________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EverTrust Financial Group, Inc.

August 6, 2002	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer (Principal Executive Officer)

August 6, 2002	/s/ Jeffrey R. Mitchell
Jeffrey R. Mitchell Chief Financial Officer (Principal Financial and Accounting Officer)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF EVERTRUST FINANCIAL GROUP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

1.	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Michael B. Hansen	/s/ Jeffrey R. Mitchell
Michael B. Hansen Chief Executive Officer	Jeffrey R. Mitchell Chief Financial Officer

Dated: August 6, 2002
