Form 10-Q
period 2002-09-30
EVERTRUST FINANCIAL GROUP INC
filed 2002-11-05
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended..............................September 30, 2002

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

(1) Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common stock, no par value	As of November 1, 2002 4,993,192


EVERTRUST FINANCIAL GROUP, INC.
Table of Contents

i


Part 1 - Financial Information
Item 1 - Financial Statement

EverTrust Financial Group, Inc.
Consolidated Statements of Financial Condition
September 30, 2002 and March 31, 2002
(Dollar amounts in thousands)

	September 30,	March 31,
	2002	2002
ASSETS	(Unaudited)

Cash and cash equivalents, including interest bearing deposits
of $38,296 and $8,975	$ 49,278	$ 19,166
Securities available for sale, amortized cost of $40,020 and $49,336	40,570	49,903
Securities held to maturity, fair value of $4,405 and $5,126	4,167	4,955
Federal Home Loan Bank stock, at cost	6,126	5,946
Loans receivable, net of allowances of $8,857 and $8,754	555,649	574,646
Loans held for sale, fair value of $11,105 and $634	10,905	625
Accrued interest receivable	3,437	3,638
Premises and equipment, net	9,785	10,196
Other real estate owned	-	524
Prepaid expenses and other assets	6,229	6,210

Total Assets	$ 686,146	$ 675,809

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$ 480,584	$ 449,611
Federal Home Loan Bank advances and other borrowings	108,861	129,338
Accounts payable and other liabilities	4,354	4,036

Total Liabilities	593,799	582,985

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock - no par value, 49,000,000 shares authorized,
4,996,592 shares and 5,170,569 shares outstanding at
September 30, 2002 and March 31, 2002, respectively	34,212	37,390
Employee Stock Ownership Plan (ESOP) debt	(792)	(792)
Retained earnings	60,298	58,019
Shares held in trust for stock-related
compensation plans	(1,734)	(2,167)
Accumulated other comprehensive income	363	374

Total Equity	92,347	92,824

Total Liabilities and Equity	$ 686,146	$ 675,809


EverTrust Financial Group, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended September 30, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans receivable	$ 10,658	$ 10,882	$ 21,467	$ 21,449
Investment securities:
Taxable interest income	730	858	1,465	1,823
Tax-exempt interest income	53	63	112	130
Dividend income	100	119	199	256
Total investment security income	883	1,040	1,776	2,209
Total interest income	11,541	11,872	23,243	23,658
INTEREST EXPENSE:
Deposit accounts	3,474	4,313	6,910	8,864
Federal Home Loan Bank advances
and other borrowings	1,481	1,226	2,996	2,332
Total interest expense	4,955	5,539	9,906	11,196
Net interest income	6,586	6,333	13,337	12,462
PROVISION FOR LOAN LOSSES	-	375	190	625
Net interest income after provision for
loan losses	6,586	5,958	13,147	11,837
NONINTEREST INCOME:
Loan service fees	605	215	1,096	414
Gain on sale of securities	49	1	49	24
Gain on sale of loans	161	139	298	229
Other, net	603	373	1,099	746
Total noninterest income	1,418	728	2,542	1,413
NONINTEREST EXPENSES:
Salaries and employee benefits	3,123	2,828	6,144	5,450
Occupancy and equipment	783	721	1,587	1,433
Information processing costs	363	267	720	487
Other, net	1,218	966	2,447	1,997
Total noninterest expenses	5,487	4,782	10,898	9,367
Earnings before federal income taxes	2,517	1,904	4,791	3,883
FEDERAL INCOME TAXES	713	572	1,356	1,169
NET INCOME	$ 1,804	$ 1,332	$ 3,435	$ 2,714

Net income per common share - basic	$ 0.38	$ 0.21	$ 0.72	$ 0.42
Net income per common share - diluted	$ 0.36	$ 0.21	$ 0.68	$ 0.41

Weighted average shares outstanding - basic	4,722,660	6,283,363	4,762,305	6,500,207
Weighted average shares outstanding - diluted	5,035,388	6,482,488	5,060,915	6,668,645

Dividends paid per share	$ 0.115	$ 0.105	$ 0.230	$ 0.205


EverTrust Financial Group, Inc.
Consolidated Statements of Comprehensive Income
For the Six Months Ended September 30, 2002 and 2001
(Dollar amounts in thousands)

	2002	2001
	(Unaudited)

NET INCOME	$ 3,435	$ 2,714
OTHER COMPREHENSIVE INCOME, net of income taxes:
Gross unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period,
net of deferred income tax expense (benefit)
of $(14) and $69	(28)	134
Less adjustment of gains included in net income,
net of income tax of $9 and $(8)	17	(16)
Other comprehensive income	(11)	118

COMPREHENSIVE INCOME	$ 3,424	$ 2,832


EverTrust Financial Group, Inc.
Consolidated Statements of Changes in Equity
For the Twelve Months Ended March 31, 2002 and Six Months Ended September 30, 2002
(Dollar amounts in thousands, Unaudited)

					Shares held
					in trust for	Accumulated
	Common Stock				stock-related	other
			Debt related	Retained	compensation	comprehensive
	Shares	Amount	to ESOP	Earnings	plans	Income	Total

BALANCE, April 1, 2001	7,258,243	$ 68,940	$ (1,188)	$ 55,033	$ (3,034)	$ (395)	$ 120,146

Common stock repurchased	(2,087,674)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity- Change in value of
shares committed to be released		151					151
Amortization of compensation related to
Management Recognition Plan (MRP)					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive income,
net of income taxes						(21)	(21)
BALANCE, March 31, 2002	5,170,569	$ 37,390	$ (792)	$ 58,019	$ (2,167)	$ 374	$ 92,824

Common stock repurchased	(173,977)	(3,178)					(3,178)
Amortization of compensation related to
Management Recognition Plan (MRP)					433		433
Net income				3,435			3,435
Dividends paid				(1,156)			(1,156)
Other comprehensive income, net of
income taxes						(11)	(11)
BALANCE, September 30, 2002	4,996,592	$ 34,212	$ (792)	$ 60,298	$ (1,734)	$ 363	$ 92,347


EverTrust Financial Group, Inc and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
For the Six Months Ended September 30, 2002 and 2001

	2002	2001

OPERATING ACTIVITIES:
Net income	$ 3,435	$ 2,714
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization of premises
and equipment	900	695
Dividends on Federal Home Loan Bank stock and
accretion of investment security discounts	(330)	(235)
Gain on sale of premises and equipment	(7)	(29)
Amortization of investment security premiums	27	372
Loss on limited partnership	54	54
Provision for losses on loans	190	625
Amortization of deferred loan fees and costs	(1,064)	(1,083)
Loan fees deferred	770	977
Proceeds from sale of loans	24,088	12,739
Loans originated for sale	(34,368)	(10,726)
Deferred taxes	(37)	61
Amortization of compensation related to MRP	433	433
Cash provided (used) by changes in operating
assets and liabilities:
Accrued interest receivable	201	179
Prepaid expenses and other assets	(30)	(105)
Accounts payable and other liabilities	318	8,400

Net cash provided (used) by operating activities	(5,420)	15,071

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	2,030	15,876
Proceeds from maturities of securities held to maturity	791	699
Proceeds from sale of securities available for sale	20,079	2,935
Purchases of securities available for sale	(12,673)	(7,035)
Loan principal payments	137,738	76,661
Loans originated or acquired	(118,637)	(126,216)
Proceeds from sales of reaquired assets and OREO	524	-
Net additions to premises and equipment	(482)	(904)

Net cash provided (used) by investing activities	29,370	(37,984)

FINANCING ACTIVITIES:
Net increase in deposit accounts	30,973	15,268
Repurchase shares of common stock	(3,178)	(27,443)
Dividends paid on common stock	(1,156)	(1,424)
Proceeds from other borrowings	-	2,850
Repayment of other borrowings	(12,050)	(2,861)
Proceeds from Federal Home Loan Bank advances	25,850	60,450
Repayments of Federal Home Loan Bank advances	(34,277)	(36,177)

Net cash provided by financing activities	6,162	10,663

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	30,112	(12,250)

CASH AND CASH EQUIVALENTS:
Beginning of quarter	19,166	22,383

End of quarter	$ 49,278	$ 10,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
Interest on deposits	$ 6,958	$ 8,969
Federal income taxes	$ 1,320	$ 1,140
Interest on borrowings	$ 3,017	$ 2,256


EverTrust Financial Group, Inc.
Notes to Consolidated Financial Statements
Six Months Ended September 30, 2002
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

The balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 19, 2002.

Note 2 - Recent Events

In May 2002, EverTrust Bank opened a new business and private banking office located in downtown Seattle. This new office is intended to expand the Bank's King County presence, especially when coupled with the existing business and private banking office located in Bellevue and the money management resources available through EverTrust Asset Management (ETAM).

Note 3 - Stock Repurchases

In October 2001, the Company announced a seventh repurchase plan of up to 542,977 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 31,800 shares during the quarter ended September 30, 2002, leaving a balance of 109,800 shares to be repurchased under the current plan. The Company has now repurchased a total of 4.0 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 312,728 and 139,809, for the three months ended September 30, 2002 and 2001, respectively, and 298,610, and 168,438, for the six months ended September 30, 2002 and 2001, respectively. The large increase in diluted shares for both the three months and six months ended September 30, 2002 compared to September 30, 2001, is primarily the result of the increase in EverTrust's average stock price from $15.08 to $18.98, for the three months ended September 30, 2002, and from $14.49 to $18.67, for the six months ended September 30, 2002 .


Note 5 - Lines of Business

EverTrust manages the business activities of EverTrust Bank's retail division (including ETAM), business banking group, and MB Cap. The operating results of EverTrust and MB Cap have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows (in thousands):

	Three Months Ended September 30, 2002

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 5,957	$ 564	$ 68	$ (3)	$ 6,586
Noninterest income	1,274	158	2,217	(2,231)	1,418
Noninterest expense	4,066	683	755	(17)	5,487

Income before federal income taxes	3,165	39	1,530	(2,217)	2,517
Income taxes	898	12	(197)	-	713

Net Income	$ 2,267	$ 27	$ 1,727	$ (2,217)	$ 1,804

Total assets	$ 618,065	$ 60,672	$ 96,925	$ (89,516)	$ 686,146

	Three Months Ended September 30, 2001

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 5,170	$ 452	$ 336	$ -	$ 5,958
Noninterest income	554	80	1,542	(1,448)	728
Noninterest expense	3,743	258	702	79	4,782

Income before federal income taxes	1,981	274	1,176	(1,527)	1,904
Income taxes	595	95	(118)	-	572

Net Income	$ 1,386	$ 179	$ 1,294	$ (1,527)	$ 1,332

Total assets	$ 568,623	$ 43,363	$ 107,638	$ (94,894)	$ 624,730

	Six Months Ended September 30, 2002

		The Bank's
	The Bank's	commercial
	retail	banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 11,947	$ 1,059	$ 145	$ (4)	$ 13,147
Noninterest income	2,309	244	4,288	(4,299)	2,542
Noninterest expense	8,075	1,331	1,523	(31)	10,898

Income before federal income taxes	6,181	(28)	2,910	(4,272)	4,791
Income taxes	1,754	(7)	(391)	-	1,356

Net Income	$ 4,427	$ (21)	$ 3,301	$ (4,272)	$ 3,435

Total assets	$ 618,065	$ 60,672	$ 96,925	$ (89,516)	$ 686,146

	Six Months Ended September 30, 2001

		The Bank's
	The Bank's	commercial
	retail	banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 10,269	$ 782	$ 786	$ -	$ 11,837
Noninterest income	1,251	156	3,021	(3,015)	1,413
Noninterest expense	7,491	542	1,360	(26)	9,367

Income before federal income taxes	4,029	396	2,447	(2,989)	3,883
Income taxes	1,217	135	(183)	-	1,169

Net Income	$ 2,812	$ 261	$ 2,630	$ (2,989)	$ 2,714

Total assets	$ 568,623	$ 43,363	$ 107,638	$ (94,894)	$ 624,730


Note 6 - Additional Information Regarding Investment Securities

The following table sets forth the composition of EverTrust's investment portfolio at the dates indicated (in thousands):

	September 30, 2002		March 31, 2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Available for sale:
Investment securities:
U.S. Government Agency obligations	$ 5,980	$ 6,231	$ 4,426	$ 4,515
Corporate obligations	4,854	4,935	9,363	9,537
Municipal obligations	3,281	3,326	3,896	3,929
Equity securities	3,152	2,440	3,304	3,154
Mortgage-backed securities	22,753	23,638	28,347	28,768
Total available for sale	$ 40,020	$ 40,570	$ 49,336	$ 49,903

Held to Maturity:
Investment securities:
U.S. Government Agency obligations	$ 1,003	$ 1,125	$ 1,003	$ 1,080
Corporate obligations	-	-	498	508
Municipal obligations	2,647	2,730	2,848	2,902
Mortgage-backed securities	517	550	606	636
Total held to maturity	$ 4,167	$ 4,405	$ 4,955	$ 5,126

Total	$ 44,187	$ 44,975	$ 54,291	$ 55,029

Corporate obligations at cost decreased $4.5 million from $9.4 million at March 31, 2002 to $4.9 million at September 30, 2002. The primary reason for the decrease in the corporate obligation portfolio was due to the sale of lower credit quality investments in order to enhance the overall quality of the investment portfolio.  Mortgage-backed securities at cost decreased $5.5 million from $28.3 million at March 31, 2002 to $22.8 million at September 30, 2002. The primary reason for the large decrease in mortgage-backed securities was due to the sale of longer term, higher interest rate risk investments. The proceeds from the sales will be used to purchase investment securities or to fund loan growth in the next several months.

At September 30, 2002 equity securities were comprised of, at cost, $2.1 million ($1.3 million fair value) in common stock of publicly traded companies and $1.1 million ($1.1 million fair value) in money market mutual funds.


Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

	September 30, 2002	March 31, 2002

Nonamortizing:
Due within 1 year	$ 17,500	$ 34,800
After 1 year through 2 years	18,550	19,400
After 2 years through 3 years	20,150	17,750
After 3 years through 5 years	31,200	32,250
After 5 years through 10 years	18,200	21,150
After 10 years	2,600	3,300
Amortizing:
After 10 years	661	688

	$ 108,861	$ 129,338

At September 30, 2002, the Bank had $47.0 million available in unsecured lines of credit with commercial banks compared to $42.0 million at March 31, 2002.  At September 30, 2002, there were no advances on the lines of credit with commercial banks.  In addition, the Bank has a revolving line of credit with the FHLB of up to 35% of total assets, or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards

In October of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions," allowing financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. Provisions of the Statement are generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The lease provisions of the Statement are effective for transactions after May 15, 2002, with the remaining provisions effective for financial statements issued after that date. The adoption of SFAS No. 145 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The new Statement is effective for


fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations", and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets", which is effective for the Company on April 1, 2002.  SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually.  The Company does not currently have any goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits. On a limited basis, EverTrust Bank also makes loans in other areas of the state.  To a much lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii.  Loans made in California, Nevada and Hawaii have generally been to local borrowers as an accommodation for financing second homes.  The Bank's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial mortgage and construction loans, as well as commercial business loans, single family mortgages and consumer loans.

MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development. Given the risks inherent in venture capital investing, there can be no assurance that MB Cap will be successful. MB Cap has committed to a total investment of $2.3 million. As of September 30, 2002, MB Cap has invested $1.9 million. The book value of the investments at September 30, 2002 was $1.6 million compared to $1.4 million at March 31, 2002.

In March 2001, EverTrust Bank formed ETAM, a Washington chartered trust company, which was capitalized on May 1, 2001. ETAM is located in downtown Seattle and exercises personal trust powers, with the primary emphasis on investment management. A team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance was assembled by EverTrust Bank in connection with the organization of ETAM. At September 30, 2002, assets under management totaled $82.5 million compared to $55.6 million at March 31, 2002.


Selected Financial Ratios

The following table sets forth certain selected financial ratios for EverTrust.

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Performance Ratios:
Return on average assets(1)	1.06%	0.87%	1.02%	0.91%
Return on average equity(2)	7.80	4.65	7.42	4.68
Equity-to-assets ratio(3)	13.60	18.72	13.76	19.40
Interest rate spread(4)	3.47	3.27	3.55	3.25
Net interest margin(5)	3.96	4.21	4.05	4.23
Average interest-earning assets to average
interest-bearing liabilities	123.53	125.43	116.73	125.80
Other operating expenses as a percent of
nonperforming loans	3.23	3.12	3.24	3.14
Efficiency ratio(6)	68.32	67.29	68.38	67.06

____________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.

Comparison of Financial Condition at September 30, and March 31, 2002

Total assets increased $10.3 million from $675.8 million at March 31, 2002 to $686.1 million at September 30, 2002.  Cash and cash equivalents increased $30.1 million from $19.2 million at March 31, 2002 to $49.3 million at September 30, 2002. The increase in cash will be used in the next several months to fund future growth in the loan portfolio.

The investment portfolio (including Federal Home Loan Bank stock) decreased $9.9 million, or 16.3%, from $60.8 million at March 31, 2002 to $50.9 million at September 30, 2002. The decrease was due to sales and maturities, the proceeds of which will also be used to fund growth in the loan portfolio.

Loans receivable, including loans held for sale, decreased $8.7 million, or 1.5%, from $575.3 million at March 31, 2002 to $566.6 million at September 30, 2002. The decrease was due primarily to loan repayments, loan participations and sales made from the multifamily residential portfolio offset in part by growth in several other areas including $6.8 million in one to four family construction and land development loans, $3.9 million in business loans and $4.6 million from commercial construction loans. Loans held for sale at September 30, 2002 were $10.9 million compared to $625,000 at March 31, 2002. The increase in loans held for sale is the result of the Bank's decision to sell $10.2 million of one to four family residential loans classified as jumbo loans.


The following table provides additional detail on EverTrust's loans (in thousands):

	September 30, 2002		March 31, 2002
	Amount	Percent	Amount	Percent

Real estate:
One to four family residential	$ 40,340	7.1%	$ 51,798	8.8%
One to four family construction and
land development	44,615	7.8	37,857	6.4
Income property:
Commercial construction	21,664	3.8	17,104	2.9
Commercial real estate	227,916	40.1	229,839	39.1
Multifamily construction	33,621	5.9	38,338	6.5
Multifamily residential	139,637	24.6	157,327	26.8
Consumer:
Home equity and second mortgages	21,944	3.9	20,646	3.5
Credit cards	824	0.1	708	0.1
Other installment loans	3,354	0.6	3,326	0.6
Business loans	34,452	6.1	30,602	5.2

	568,367	100.0%	587,545	100.0%
Less:
Deferred loan fees and other	(3,861)		(4,145)
Reserve for loan losses	(8,857)		(8,754)

	(12,718)		(12,899)

Loans receivable, net	$ 555,649		$ 574,646

Loans held for sale	$ 10,905		$ 625

At September 30, 2002, EverTrust had approximately $5,900 in loans accounted for on a non-accrual basis compared to approximately $17,000 at March 31, 2002. Non-accrual loans at September 30, 2002 consist of two installment loans that may or may not be collected on in the future. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended September 30, 2002 (in thousands):

Allowance for Loan Losses	Quarter ended
	09/30/02	06/30/02	03/31/02	12/31/01	09/30/01

Allowance at beginning of period	$ 8,917	$ 8,754	$ 8,507	$ 8,037	$ 7,712
Provision for loan losses	-	190	250	625	375
Charge-offs	(60)	(27)	(13)	(157)	(55)
Recoveries	-	-	10	2	5
Balances at end of period	$ 8,857	$ 8,917	$ 8,754	$ 8,507	$ 8,037


The following table sets forth certain asset quality ratios for EverTrust.

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Asset Quality Ratios:
Nonaccrual and 90 days or more past due
loans as a percent of total loans, net	0.06%	0.35%
Nonperforming assets as a percent of total assets	0.05	0.35
Allowance for losses as a percent of gross
loans receivable	1.54	1.49
Allowance for loan losses as a percent of
nonperforming loans	2,694.86	432.56
Net charge-offs (recoveries) to average
outstanding loans	0.01	0.01	0.02	0.01

Total deposits of EverTrust increased by approximately $31.0 million, or 6.9%, from $449.6 million at March 31, 2002 to $480.6 million at September 30, 2002. The change is primarily the result of increases in time deposit accounts of $23.4 million from $241.4 million at March 31, 2002 to $264.8 million at September 30, 2002 and a $9.9 million increase in transaction accounts from $65.5 million at March 31, 2002 to $75.4 million at September 30, 2002, partially offset by decreases in money market accounts of $1.9 million from $130.9 million at March 31, 2002 to $129.0 million at September 30, 2002. The increase in deposits from March 31, 2002 to September 30,2002 is generally attributed to EverTrust Bank's targeted deposit growth marketing, an increased emphasis in attracting business deposits and an increased customer preference for a "no-risk" return in the current volatile equities market.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

	At September 30, 2002		At March 31, 2002
	Amount	%	Amount	%

Noninterest-bearing accounts	$ 15,416	3.2%	$ 14,813	3.3%
Savings accounts	11,362	2.4	11,753	2.6
Checking accounts	60,034	12.5	50,713	11.3
Money market accounts	128,986	26.8	130,912	29.1

Time deposits by original term:
One to 11 months	63,301	13.2	71,346	15.9
12 to 23 months	94,113	19.6	75,788	16.9
24 to 35 months	26,786	5.6	21,106	4.7
36 to 59 months	21,774	4.5	19,031	4.2
Time deposits maturing after 59 months	58,812	12.2	54,149	12.0
	264,786	55.1	241,420	53.7
Total	$ 480,584	100.0%	$ 449,611	100.0%

Federal Home Loan Bank advances and other borrowings decreased $20.4 million from $129.3 million at March 31, 2002 to $108.9 million at September 30, 2002. The need for borrowings since Match 31, 2002 has decreased due to an increase in deposit balances and cash received from loan repayments.


Total equity decreased approximately $477,000 at September 30, 2002 to $92.3 million compared to $92.8 million at March 31, 2002. Earnings of $3.4 million for the six months ended September 30, 2002 were more than offset by the repurchase of shares of the Company's common stock for $3.2 million and dividends paid of $1.2 million.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

General. Net income increased approximately $472,000 from $1.3 million for the three months ended September 30, 2001 to $1.8 million for the three months ended September 30, 2002. The increase in income is due primarily to a $690,000 increase in noninterest income and a $584,000 decrease in interest expense, offset in part by a $705,000 increase in noninterest expenses.

Net Interest Income. Net interest income increased 4.0% from $6.3 million for the three months ended September 30, 2001 to $6.6 million for the three months ended September 30, 2002. The change is due primarily to the lower cost of interest-bearing liabilities.

Interest income decreased approximately $331,000 from $11.9 million for the three months ended September 30, 2001 to $11.5 million for the same period in 2002. The average balance of interest-earning assets increased from $602.1 million for the three months ended September 30, 2001 to $664.7 million for the three months ended September 30, 2002 resulting in an increase of approximately $1.1 million in income. The yield on interest-earning assets decreased from 7.89% for the three months ended September 30, 2001 to 6.95% for the same period in 2002 resulting in a decrease in income of approximately $1.4 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Total interest expense decreased $584,000 from $5.5 million for the three months ended September 30, 2001 to $5.0 million for the same period in 2002. The average balance of interest-bearing liabilities increased 18.7% or $89.8 million from $480.0 million at September 30, 2001 to $569.8 million for the three months ended September 30, 2002 resulting in an increase of $1.1 million in expense. This increase was offset by an $1.7 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 4.62% for the three months ended September 30, 2001 to 3.48% for the same period in 2002. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 20.7% of interest-bearing liabilities for the quarter ended September 30, 2002 compared to 18.0% for the same period in 2001.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Three Months Ended September 30,
	2002			2001
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net(1)	$ 583,167	$ 10,658	7.31%	$ 530,151	$ 10,832	8.17%
Investment securities	48,231	678	5.62	60,416	899	5.95
Federal Home Loan Bank stock	6,036	91	6.03	4,734	84	7.10
Cash and cash equivalents	27,286	114	1.67	6,789	58	3.42
Total interest-earning assets	664,720	11,541	6.95	602,090	11,873	7.89

Noninterest-earning assets	15,424			10,302

Total average assets	$ 680,144			$ 612,392

Interest-bearing liabilities:
Savings accounts	$ 11,430	$ 39	1.36	$ 10,654	$ 65	2.44
Checking accounts	57,485	214	1.49	35,970	188	2.09
Money market accounts	126,968	656	2.07	134,899	1,142	3.39
Time deposits	255,793	2,565	4.01	211,959	2,919	5.51
Total deposits	451,676	3,474	3.08	393,482	4,314	4.39
Borrowings	118,075	1,481	5.02	86,537	1,226	5.67
Total interest-bearing liabilities	569,751	4,955	3.48	480,019	5,540	4.62

Noninterest-bearing liabilities	17,863			17,709

Total average liabilities	587,614			497,728

Average equity	92,530			114,664

Total liabilities and equity	$ 680,144			$ 612,392

Net interest income		$ 6,586			$ 6,333
Interest rate spread			3.47%			3.27%
Net interest margin			3.96%			4.21%
Ratio of average interest-earning assets
to average interest-bearing liabilities		123.53%			125.43%

_________________
(1)        Average net loans receivable included non-performing loans.  Interest income does not include interest on non-accrual loans.

Provision for Loan Losses. During the three months ended September 30, 2002, the provision for loan losses was $0, compared to $375,000 for the same period in 2001. Management's analysis indicated that no increase to the allowance was necessary during the three months ended September 30, 2002, as net loans receivable, including loans held for sale, during the same time decreased $3.7 million and delinquency ratios continued to remain low. The allowance for loan losses increased $103,000 from $8.8 million at March 31, 2002 to $8.9 million at September 30, 2002. The allowance


for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.54% at September 30, 2002 compared to 1.50% at March 31, 2002, and 1.49% at September 30, 2001.

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

Non-interest Income. Non-interest income increased $690,000 from $728,000 for the three months ended September 30, 2001 to $1.4 million for the same period in 2002. The large growth in non-interest income was primarily the result of brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees totaling $532, 000 for the three months ended September 30, 2002 compared to $69,000 for the three months ended September 30, 2001.

The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased transaction and assets under management volume. The units started operations in May and June 2001, respectively.

Loan modification fees increased due to additional increased activity for the renewal and extension of loans and the re-negotiation of loan terms, some of which were triggered by the decline in market interest rates. Service fees and other non-interest income increased due to volume.

The following table sets forth non-interest income (dollars in thousands):

	Three Months Ended September 30,
	2002	2001

Brokered loan fees	$ 210	$ 3
ETAM management fees	130	39
Loan modification fees	192	27
Gain on sale of securities	49	1
Gain on sale of loans	161	139
Service fees and other, net	676	519
Total noninterest income	$ 1,418	$ 728

Non-interest Expense. Non-interest expense increased $705,000 from $4.8 million for the three months ended September 30, 2001 to $5.5 million for the same period in 2002. The increase is due primarily to additional salary and employee benefits of $295,000 from $2.8 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. Compensation expense increased as the result of increased staffing levels primarily due to the opening of the client contact center and the new business and private banking office located in Seattle, Washington. The Company had 182 employees at September 30, 2002 compared to 160 employees at September 30, 2001. Occupancy and equipment expenses increased $62,000 from $721,000 for the three months ended September 30, 2001 to $783,000 for the three months ended September 30, 2002. The increase is primarily due to expenses associated with the new Seattle office. Information processing costs increased $96,000 from $267,000 for the three months ended September 30, 2001 to $363,000 for the same period in 2002. The increase is primarily the result


of additional software depreciation associated with the addition of the client contact center. Other expenses increased $252,000 from $1.0 million for the three months ended September 30, 2001 to $1.2 million for the same period in 2002. The increase is primarily the result of additional marketing and operating expenses associated with the new Seattle office and client contact center.

Provision for Income Taxes. Federal income taxes increased $141,000 from $572,000 for the three months ended September 30, 2001 to $713,000 for the three months ended September 30, 2002. The change is due to increased taxable earnings offset in part by a lower effective tax rate.

Comparison of Operating Results for the Six Months Ended September 30, 2002 and 2001

General. Net income increased approximately $721,000 from $2.7 million for the six months ended September 30, 2001 to $3.4 million for the six months ended September 30, 2002. The increase is due primarily to a $1.1 million increase in non-interest income and a $875,000 increase in net interest income, offset in part by $1.5 million in additional non-interest expenses due primarily to the addition of the commercial mortgage banking group in Tacoma, Washington, the client contact center, ETAM in Seattle and the new business and private banking office located in Seattle, Washington.

Net Interest Income. Net interest income increased 7.0% from $12.5 million for the six months ended September 30, 2001 to $13.3 million for the six months ended September 30, 2002. The change is due primarily to the lower cost of interest bearing liabilities.

Interest income decreased approximately $415,000 from $23.7 million for the six months ended September 30, 2001 to $23.2 million for the same period in 2002. During this same time period, the average balance of interest-earning assets increased from $588.7 million for the six months ended September 30, 2001 to $658.5 million for the six months ended September 30, 2002 resulting in an increase of approximately $2.9 million in income. The yield on interest-earning assets decreased from 8.04% for the six months ended September 30, 2001 to 7.06% for the same period in 2002 resulting in a decrease to income of $3.3 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Interest expense decreased $1.3 million for the six months ended September 30, 2002 compared to the same period in 2001. The average balance of interest-bearing liabilities increased 20.6% or $96.1 million from $468.0 million at September 30, 2001 to $564.1 million for the six months ended September 30, 2002 resulting in an increase of $2.4 million in expense. This increase was offset by a $3.7 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 4.78% for the six months ended September 30, 2001 to 3.51% for the same period in 2002. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 21.5% of interest-bearing liabilities for the six months ended September 30, 2002 compared to 17.4% for the same period in 2001.

Provision for Loan Losses. During the six months ended September 30, 2002, the provision for loan losses was $190,000, compared to $625,000 for the same period in 2001, a decrease of $435,000. The decrease is attributable to the reduction of $8.7 million in net loans receivable, including loans held for sale, since March 31, 2002. The allowance for loan losses increased $103,000 from $8.8 million at March 31, 2002 to $8.9 million at September 30, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.54% at September 30, 2002 compared to 1.50% at March 31, 2002, and 1.49% at September 30, 2001.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001- Provision for Loan Losses."


Non-interest Income. Non-interest income increased $1.1 million to $2.5 million for the six months ended September 30, 2002 compared to the same period in 2001. The large growth in non-interest income was primarily the result of brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees totaling $906,000 for the six months ended September 30, 2002 compared to $109,000 for the six months ended September 30, 2001.

The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased transaction and assets under management volume. The units started operations in May and June 2001, respectively.

Loan modification fees increased due to additional increased activity for the renewal and extension of loans and the re-negotiation of loan terms, some of which were triggered by the decline in market interest rates. Service fees and other non-interest income increased due to volume.

The following table sets forth non-interest income (dollars in thousands):

	Six Months Ended September 30,
	2002	2001

Brokered loan fees	$ 328	$ 16
ETAM management fees	252	55
Loan modification fees	326	38
Gain on sale of securities	49	24
Gain on sale of loans	298	229
Service fees and other, net	1,289	1,051
Total noninterest income	$ 2,542	$ 1,413

Non-interest Expense. Non-interest expense increased $1.5 million from $9.4 million for the six months ended September 30, 2001 to $10.9 million for the same period in 2002. The increase is due primarily to additional salary and employee benefits of $694,000 from $5.5 million for the three months ended September 30, 2001 to $6.1 million for the six months ended September 30, 2002. Compensation expense increased as the result of increased staffing levels primarily due to the addition of the Bank's commercial mortgage banking group, the contact center and the new business and private banking office located in Seattle, Washington. Occupancy and equipment expenses increased $154,000 from $1.4 million for the six months ended September 30, 2001 to $1.6 million for the six months ended September 30, 2002. The increase is primarily due to expenses associated with the new offices. Other expenses increased $450,000 from $2.0 million for the six months ended September 30, 2001 to $2.4 million for the same period in 2002. The increase is primarily the result of additional marketing and operating expenses associated with the two (Tacoma and Seattle) new offices and the client contact center.

Provision for Income Taxes. Federal income taxes increased $187,000 from $1.2 million for the six months ended September 30, 2001 to $1.4 million for the six months ended September 30, 2002. The change is due to increased taxable earnings offset in part by a lower effective tax rate.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Six Months Ended September 30,
	2002			2001
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net(1)	$ 585,458	$ 21,467	7.33%	$ 511,543	$ 21,449	8.39%
Investment securities	51,673	1,467	5.68	65,644	1,913	5.83
Federal Home Loan Bank stock	5,992	180	6.01	4,684	165	7.05
Cash and cash equivalents	15,407	129	1.67	6,862	131	3.82
Total interest-earning assets	658,530	23,243	7.06	588,733	23,658	8.04

Noninterest-earning assets	14,437			8,655

Total average assets	$ 672,967			$ 597,388

Interest-bearing liabilities:
Savings accounts	$ 11,323	$ 78	1.38	$ 10,569	$ 137	2.59
Checking accounts	54,519	396	1.45	35,671	382	2.14
Money market accounts	127,628	1,351	2.12	129,718	2,353	3.63
Time deposits	249,202	5,085	4.08	210,655	5,992	5.69
Total deposits	442,672	6,910	3.12	386,613	8,864	4.59
Borrowings	121,474	2,996	4.93	81,362	2,332	5.73
Total interest-bearing liabilities	564,146	9,906	3.51	467,975	11,196	4.78

Noninterest-bearing liabilities	16,247			13,526

Total average liabilities	580,393			481,501

Average equity	92,574			115,887

Total liabilities and equity	$ 672,967			$ 597,388

Net interest income		$ 13,337			$ 12,462
Interest rate spread			3.55%			3.25%
Net interest margin			4.05%			4.23%
Ratio of average interest-earning
assets to average interest-bearing
liabilities		116.73%			125.80%
_________________
(1)        Average net loans receivable included non-performing loans.  Interest income does not include interest on non-accrual loans.


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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business loans. During the three months ended September 30, 2002, the Company funded $72.3 million in new loans. In addition, during this three month period, funds were used to repurchase shares of the Company's common stock for $581,000 and to pay a cash dividend to shareholders totaling $574,000. These activities were funded by loan repayments, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

			Minimum for Capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
September 30, 2002:
Total capital to risk-weighed assets	$ 98,185	17.5%	$ 44,885	8.0%
Tier 1 capital to risk-weighted assets	$ 91,233	16.2%	$ 22,527	4.0%
Tier 1 leverage capital to average assets	$ 91,233	13.4%	$ 27,234	4.0%

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, and had a $1.0 million fair value hedge in place at September 30, 2002. The hedge is scheduled to settle by the quarter ending December 31, 2002 and the Company expects minimal risk associated with the hedge. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

Item 4. Controls and Procedures.

        (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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
99.1      Certification Pursuant to Section 906 of the Sarbanes Oxley Act

______________
(1)  Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)  Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)  Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       EverTrust Financial Group, Inc.

 November 5, 2002                                                                                       /s/ Michael B. Hansen
                                                                                                                       Michael B. Hansen
                                                                                                                       President and Chief Executive Officer
                                                                                                                       (Principal Executive Officer)

November 5, 2002                                                                                        /s/ Jeffrey R. Mitchell
                                                                                                                       Jeffrey R. Mitchell
                                                                                                                       Chief Financial Officer
                                                                                                                       (Principal Financial and Accounting Officer)


Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Michael B. Hansen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

                                                                                                            /s/ Michael B. Hansen
                                                                                                            Michael B. Hansen
                                                                                                            President and Chief Executive Officer


Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Jeffrey R. Mitchell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

                                                                                                            /s/ Jeffrey R. Mitchell
                                                                                                            Jeffrey R. Mitchell
                                                                                                            Chief Financial Officer


EXHIBIT 99.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

/s/ Michael B. Hansen                                                                                /s/ Jeffrey R. Mitchell
Michael B. Hansen                                                                                     Jeffrey R. Mitchell
Chief Executive Officer                                                                              Chief Financial Officer

Dated: November 5, 2002
