Form 10-Q
period 2002-12-31
EVERTRUST FINANCIAL GROUP INC
filed 2003-02-05
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended..............................December 31, 2002

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

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
(1) Yes No X

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common stock, no par value	As of January 31, 2003 4,906,741


EVERTRUST FINANCIAL GROUP, INC.
Table of Contents

i


Part 1 - Financial Information
Item 1 - Financial Statements

EverTrust Financial Group, Inc
Consolidated Statements of Financial Condition
December 31, 2002 and March 31, 2002
(Dollar amounts in thousands)

	December 31,	March 31,
	2002	2002
ASSETS	(Unaudited)

Cash and cash equivalents, including interest bearing deposits
of $20,153 and $8,975	$ 32,044	$ 19,166
Securities available for sale, amortized cost of $33,526 and $49,336	34,126	49,903
Securities held to maturity, fair value of $4,100 and $5,126	3,873	4,955
Federal Home Loan Bank stock, at cost	6,231	5,946
Loans receivable, net of allowances of $9,036 and $8,754	607,354	574,646
Loans held for sale, fair value of $922 and $634	908	625
Accrued interest receivable	3,298	3,638
Premises and equipment, net	9,398	10,196
Other real estate owned	-	524
Prepaid expenses and other assets	6,255	6,210

Total Assets	$ 703,487	$ 675,809

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$ 502,622	$ 449,611
Federal Home Loan Bank advances and other borrowings	104,848	129,338
Accounts payable and other liabilities	4,028	4,036

Total Liabilities	611,498	582,985

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock - no par value, 49,000,000 shares authorized,
4,903,741 shares and 5,170,569 shares outstanding at
December 31, 2002 and March 31, 2002, respectively	32,340	37,390
Employee Stock Ownership Plan (ESOP) debt	(396)	(792)
Retained earnings	61,167	58,019
Shares held in trust for stock-related
compensation plans	(1,518)	(2,167)
Accumulated other comprehensive income	396	374

Total Equity	91,989	92,824

Total Liabilities and Equity	$ 703,487	$ 675,809


EverTrust Financial Group, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended December 31, 2002 and 2001
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans receivable	$ 10,574	$ 10,907	$ 32,041	$ 32,356
Investment securities:
Taxable interest income	589	739	2,055	2,563
Tax-exempt interest income	48	62	160	191
Dividend income	111	116	310	372
Total investment security income	748	917	2,525	3,126
Total interest income	11,322	11,824	34,566	35,482
INTEREST EXPENSE:
Deposit accounts	3,461	3,834	10,371	12,669
Federal Home Loan Bank advances
and other borrowings	1,391	1,343	4,387	3,675
Total interest expense	4,852	5,177	14,758	16,374
Net interest income	6,470	6,647	19,808	19,108
PROVISION FOR LOAN LOSSES	200	625	390	1,250
Net interest income after provision for
loan losses	6,270	6,022	19,418	17,858
NONINTEREST INCOME:
Loan service fees	559	348	1,655	762
Gain (Loss) on sale of securities	(53)	-	(4)	24
Gain on sale of loans	566	131	864	360
Other, net	593	435	1,691	1,181
Total noninterest income	1,665	914	4,206	2,327
NONINTEREST EXPENSES:
Salaries and employee benefits	2,947	2,752	9,091	8,203
Occupancy and equipment	753	746	2,340	2,180
Information processing costs	369	300	1,089	787
Other, net	1,854	1,200	4,301	3,195
Total noninterest expenses	5,923	4,998	16,821	14,365
Earnings before federal income taxes	2,012	1,938	6,803	5,820
FEDERAL INCOME TAXES	570	654	1,925	1,823
NET INCOME	$ 1,442	$ 1,284	$ 4,877	$ 3,997

Net income per common share - basic	$ 0.30	$ 0.25	$ 1.03	$ 0.66
Net income per common share - diluted	$ 0.29	$ 0.25	$ 0.97	$ 0.65

Weighted average shares outstanding - basic	4,749,598	5,073,771	4,758,054	6,022,999
Weighted average shares outstanding - diluted	5,033,333	5,229,360	5,044,074	6,187,628

Dividends paid per share	$ 0.115	$ 0.110	$ 0.345	$ 0.315


EverTrust Financial Group, Inc.
Consolidated Statements of Comprehensive Income
For the Nine Months Ended December 31, 2002 and 2001
(Dollar amounts in thousands)

	2002	2001
	(Unaudited)

NET INCOME	$ 4,877	$ 3,997
OTHER COMPREHENSIVE INCOME, net of income taxes:
Gross unrealized gain (loss) on securities:
Unrealized holding gain during the period, net
of deferred income tax expense of $13 and $53	25	103
Less adjustment of gains included in net income,
net of income tax of $(1) and $(8)	(3)	(16)
Other comprehensive income	22	87

COMPREHENSIVE INCOME	$ 4,899	$ 4,804


EverTrust Financial Group, Inc.
Consolidated Statements of Changes in Equity
For the Twelve Months Ended March 31, 2002 and Nine Months Ended December 31, 2002
(Dollar amounts in thousands, Unaudited)

					Shares held
					in trust for	Accumulated
	Common Stock				stock-related	other
			Debt related	Retained	compensation	comprehensive
	Shares	Amount	to ESOP	Earnings	plans	Income	Total

BALANCE, April 1, 2001	7,258,243	$ 68,940	$ (1,188)	$ 55,033	$ (3,034)	$ (395)	$ 120,146

Common stock repurchased	(2,087,674)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity- Change in value of
shares committed to be released		151					151
Amortization of compensation related to
Management Recognition Plan (MRP)					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive income,				V
net of income taxes						(21)	(21)
BALANCE, March 31, 2002	5,170,569	$ 37,390	$ (792)	$ 58,019	$ (2,167)	$ 374	$ 92,824

Common stock repurchased	(280,827)	(5,480)					(5,480)
Common stock options exercised	13,999	165					165
Repayment of ESOP debt			396				396
ESOP activity- Change in value of
shares committed to be released		265					265
Amortization of compensation related to
Management Recognition Plan (MRP)					649		649
Net income				4,877			4,877
Dividends paid				(1,729)			(1,729)
Other comprehensive income, net of
income taxes						22	22
BALANCE, December 31, 2002	4,903,741	$ 32,340	$ (396)	$ 61,167	$ (1,518)	$ 396	$ 91,989


EverTrust Financial Group, Inc and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
For the Nine Months Ended December 31, 2002 and 2001

	2002	2001

OPERATING ACTIVITIES:
Net income	$ 4,877	$ 3,997
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization of premises
and equipment	1,325	1,101
Dividends on Federal Home Loan Bank stock and
accretion of investment security discounts	(479)	(640)
Gain on sale of premises and equipment	(15)	26
Amortization of investment security premiums	66	722
Loss on limited partnership	649	81
Provision for losses on loans	390	1,250
Amortization of deferred loan fees and costs	(1,686)	(1,379)
Loan fees deferred	1,843	1,611
Proceeds from sale of loans	43,762	19,218
Loans originated for sale	(44,045)	(19,233)
Deferred taxes	(53)	112
Amortization of compensation related to MRP	649	649
Cash provided (used) by changes in operating
assets and liabilities:
Accrued interest receivable	340	332
Prepaid expenses and other assets	293	(404)
Accounts payable and other liabilities	(8)	(194)

Net cash provided by operating activities	7,322	7,251

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	3,385	21,932
Proceeds from maturities of securities held to maturity	1,085	2,725
Proceeds from sale of securities available for sale	31,829	7,899
Purchases of securities available for sale	(19,279)	(13,608)
Loan principal payments	213,175	120,070
Loans originated or acquired	(246,430)	(195,583)
Proceeds from sales of reaquired assets and OREO	524	-
Investment in limited partnership	(359)	276
Net additions to premises and equipment	(512)	(1,473)

Net cash used by investing activities	(16,582)	(57,762)

FINANCING ACTIVITIES:
Net increase in deposit accounts	53,011	37,099
Proceeds from stock options exercised	165	-
Repurchase shares of common stock	(5,215)	(28,979)
Dividends paid on common stock	(1,729)	(2,019)
Repayment of loan to ESOP	396	396
Proceeds from other borrowings	-	3,850
Repayment of other borrowings	(12,050)	(4,202)
Proceeds from Federal Home Loan Bank advances	34,400	85,904
Repayments of Federal Home Loan Bank advances	(46,840)	(51,994)

Net cash provided by financing activities	22,138	40,056

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	12,878	(10,456)

CASH AND CASH EQUIVALENTS:
Beginning of period	19,166	22,383

End of period	$ 32,044	$ 11,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest on deposits	$ 10,418	$ 12,866
Federal income taxes	$ 2,105	$ 1,690
Interest on borrowings	$ 3,019	$ 3,509


EverTrust Financial Group, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended December 31, 2002
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

The balance sheet data as of March 31, 2002 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 19, 2002.

Note 2 - Recent Events

In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of MB Cap to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment. The limited partnership will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement is subject to approval by the limited partners and regulatory authorities. MB Cap has committed to a total investment of $2.3 million. As of December 31, 2002, MB Cap has invested $2.1 million. The book value of the limited partnership investment at December 31, 2002 was $1.2 million compared to $1.4 million at March 31, 2002, net of a $577,000 pre-tax write-down of the investment to market value that occurred during the quarter.

Note 3 - Stock Repurchases

In October 2001, the Company announced a seventh repurchase plan of up to 542,977 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 106,850 shares during the quarter ended December 31, 2002, leaving a balance of 2,950 shares to be repurchased under the current plan. In January 2003, the Company announced an eighth repurchase plan of up to 490,000 shares, or 10%, of the Company's outstanding common stock. The Company has now repurchased a total of 4.1 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 283,735 and 155,589, for the three months ended December 31, 2002 and 2001, respectively, and 286,020, and 164,629, for the nine months ended December 31, 2002 and 2001, respectively.

The large increase in diluted shares for both the three months and nine months ended December 31, 2002 compared to December 31, 2001, is primarily the result of the increase in EverTrust's average stock price from $15.33 to $20.50, for the three months ended December 31, 2002, and from $14.78 to $19.26, for the nine months ended December 31, 2002.


Note 5 - Lines of Business

EverTrust manages the business activities of EverTrust Bank's retail division (including ETAM), business banking group, and MB Cap. The operating results of EverTrust and MB Cap have been included in Other as their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows (in thousands):

	Three Months Ended December 31, 2002

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 5,551	$ 666	$ 55	$ (2)	$ 6,270
Noninterest income	1,515	138	1,864	(1,852)	1,665
Noninterest expense	3,835	700	1,397	(9)	5,923

Income before federal income taxes	3,231	104	522	(1,845)	2,012
Income taxes	929	31	(390)	-	570

Net Income	$ 2,302	$ 73	$ 912	$ (1,845)	$ 1,442

Total assets	$ 636,555	$ 59,799	$ 95,663	$ (88,530)	$ 703,487

	Three Months Ended December 31, 2001

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 5,548	$ 367	$ 107	$ -	$ 6,022
Noninterest income	827	84	1,717	(1,714)	914
Noninterest expense	4,002	289	722	(15)	4,998

Income before federal income taxes	2,373	162	1,102	(1,699)	1,938
Income taxes	733	56	(136)	1	654

Net Income	$ 1,640	$ 106	$ 1,238	$ (1,700)	$ 1,284

Total assets	$ 593,385	$ 46,178	$ 98,664	$ (91,230)	$ 646,997


	Nine Months Ended December 31, 2002

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 17,498	$ 1,725	$ 201	$ (6)	$ 19,418
Noninterest income	3,824	382	6,151	(6,151)	4,206
Noninterest expense	11,910	2,031	2,920	(40)	16,821

Income before federal income taxes	9,412	76	3,432	(6,117)	6,803
Income taxes	2,683	24	(781)	-	1,925

Net Income	$ 6,729	$ 52	$ 4,213	$ (6,117)	$ 4,877

Total assets	$ 636,555	$ 59,799	$ 95,663	$ (88,530)	$ 703,487

	Nine Months Ended December 31, 2001
		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:
Net interest income after
provision for loan losses	$ 15,817	$ 1,149	$ 892	$ -	$ 17,858
Noninterest income	2,078	240	4,738	(4,729)	2,327
Noninterest expense	11,493	831	2,082	(41)	14,365

Income before federal income taxes	6,402	558	3,548	(4,688)	5,820
Income taxes	1,950	191	(319)	1	1,823

Net Income	$ 4,452	$ 367	$ 3,867	$ (4,689)	$ 3,997

Total assets	$ 593,385	$ 46,178	$ 98,664	$ (91,230)	$ 646,997


Note 6 - Additional Information Regarding Investment Securities

The following table sets forth the composition of the Company's investment portfolio at the dates indicated (in thousands):

	December 31, 2002		March 31, 2002
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale:
Investment securities:
U.S. Government Agency obligations	$ 10,038	$ 10,282	$ 4,426	$ 4,515
Corporate obligations	4,350	4,408	9,363	9,537
Municipal obligations	2,426	2,466	3,896	3,929
Equity securities	1,862	1,502	3,304	3,154
Certificates of deposit	-	-	-	-
Mortgage-backed securities	14,850	15,468	28,347	28,768
Total available for sale	$ 33,526	$ 34,126	$ 49,336	$ 49,903

Held to Maturity:
Investment securities:
U.S. Government Agency obligations	$ 1,003	$ 1,120	$ 1,003	$ 1,080
Corporate obligations	-	-	498	508
Municipal obligations	2,402	2,475	2,848	2,902
Certificates of deposit	-	-	-	-
Mortgage-backed securities	468	505	606	636
Total held to maturity	$ 3,873	$ 4,100	$ 4,955	$ 5,126

Total	$ 37,399	$ 38,226	$ 54,291	$ 55,029

Corporate obligations at cost decreased $5.5 million from $9.9 million at March 31, 2002 to $4.4 million at December 31, 2002. The primary reason for the decrease in the corporate obligation portfolio was as a result of the sale of lower credit quality investments in order to enhance the quality of the investment portfolio. Mortgage-backed securities at cost decreased $13.7 million from $29.0 million at March 31, 2002 to $15.3 million at December 31, 2002. The primary reason for the large decrease in mortgage-backed securities was due to the sale of longer term, higher interest rate risk investments. The proceeds from the sales will be used to purchase investment securities or to fund loan growth during the next several months.

At December 31, 2002 equity securities were comprised of, at cost, $1.4 million ($1.1 million fair value) in common stock of publicly traded companies and $444,000 ($444,000 fair value) in money market mutual funds.


Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

	December 31, 2002	March 31, 2002

Nonamortizing:
Due within 1 year	$ 17,550	$ 34,800
After 1 year through 2 years	19,450	19,400
After 2 years through 3 years	19,200	17,750
After 3 years through 5 years	28,700	32,250
After 5 years through 10 years	17,000	21,150
After 10 years	2,300	3,300
Amortizing:
After 10 years	648	688

	$ 104,848	$ 129,338

At December 31, 2002, the Bank had $47.0 million available in unsecured lines of credit with the commercial banks compared to $42.0 million at March 31, 2002. At December 31, 2002 there were no advances on the lines of credit with commercial banks. In addition, the Bank has a revolving line of credit with the FHLB of up to 35% of total assets or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company may choose to adopt the prospective method of SFAS No. 148 effective April 1, 2003. If adopted, the Company does not expect a material impact on consolidated results of operations, financial position, or cash flows.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 allows financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. SFAS No. 147 is generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No.145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The


provisions related to SFAS No. 13 is effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits. On a limited basis, EverTrust Bank also makes loans in other areas of the state. To a much lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes. The Bank's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial mortgage and construction loans, as well as commercial business loans, single family mortgages and consumer loans.

MB Cap is a start-up venture capital company located in Bothell, Washington, which was organized to provide equity to regionally-based high-technology companies and companies that make medical instruments at the beginning or early stages of development. In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of MB Cap to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment. The limited partnership will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement is subject to approval by the limited partners and regulatory authorities. MB Cap has committed to a total investment of $2.3 million. As of December 31, 2002, MB Cap has invested $2.1 million. The book value of the limited partnership investment at December 31, 2002 was $1.2 million compared to $1.4 million at March 31, 2002, net of a $577,000 pre-tax write-down of the investment to market value that occurred during the quarter.

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


ETAM. At December 31, 2002, assets under management totaled $99.4 million compared to $55.6 million at March 31, 2002.

Selected Financial Ratios

The following table sets forth certain selected financial ratios for EverTrust.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2002	2001	2002	2001

Performance Ratios:
Return on average assets(1)	0.83%	0.82%	0.96%	0.88%
Return on average equity(2)	6.20	5.41	7.01	4.76
Equity-to-assets ratio(3)	13.40	15.13	13.64	18.46
Interest rate spread(4)	3.28	3.63	3.46	3.37
Net interest margin(5)	3.79	4.32	3.96	4.28
Average interest-earning assets to average
interest-bearing liabilities	117.78	120.64	117.06	124.67
Other operating expenses as a percent of
average total assets	3.41	3.18	3.30	3.16
Efficiency ratio(6)	72.59	65.71	69.81	66.59
____________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.

Comparison of Financial Condition at December 31, and March 31, 2002

Total assets increased $27.7 million from $675.8 million at March 31, 2002 to $703.5 million at December 31, 2002. Cash and cash equivalents increased $12.8 million from $19.2 million at March 31, 2002 to $32.0 million at December 31, 2002. The increase in cash will be used in the next several months to purchase shorter-duration investments and to fund future growth in the loan portfolio.

The investment portfolio (including Federal Home Loan Bank stock) decreased $16.6 million, or 27.3%, from $60.8 million at March 31, 2002 to $44.2 million at December 31, 2002. The decrease was due to sales and maturities, the proceeds of which will also be used to purchase shorter-duration investments and to fund growth in the loan portfolio.

Loans receivable, including loans held for sale, increased $33.0 million, or 5.7%, from $575.3 million at March 31, 2002 to $608.3 million at December 31, 2002. The increase was due primarily to growth in one to four family construction and land development portfolio of $30.3 million, from $37.9 million at March 31, 2002 to $68.2 million at December 31, 2002, and in the commercial real estate portfolio of $27.8 million, from $229.8 million at March 31, 2002 to $257.6 million at December 31, 2002. The increase was offset in part by repayments, loan participations and sales made from the one to four family residential portfolio. Loans held for sale at December 31, 2002 were $908,000 compared to $625,000 at March 31, 2002.


The following table provides additional detail on EverTrust's loans (in thousands):

	December 31, 2002		March 31, 2002
	Amount	Percent	Amount	Percent

Real estate:
One to four family residential	$ 37,823	6.1%	$ 51,798	8.8%
One to four family construction and
land development	68,218	11.0	37,857	6.4
Income property:
Commercial construction	21,198	3.4	17,104	2.9
Commercial real estate	257,573	41.5	229,839	39.2
Multifamily construction	11,846	1.9	38,338	6.5
Multifamily residential	162,015	26.1	157,327	26.8
Consumer:
Home equity and second mortgages	20,888	3.4	20,646	3.5
Credit cards	893	0.1	708	0.1
Other installment loans	3,976	0.6	3,326	0.6
Business loans	36,262	5.8	30,602	5.2

	620,692	100.0%	587,545	100.0%
Less:
Deferred loan fees and other	(4,302)		(4,145)
Reserve for loan losses	(9,036)		(8,754)

	(13,338)		(12,899)

Loans receivable, net	$ 607,354		$ 574,646
Loans held for sale	$ 908		$ 625

At December 31, 2002, EverTrust had approximately $138,000 in loans accounted for on a non-accrual basis compared to approximately $17,000 at March 31, 2002. Non-accrual loans at December 31, 2002 consist of four loans secured primarily by real estate that may or may not be collected on in the future. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended December 31, 2002 (in thousands):

Allowance for Loan Losses	Quarter ended
	12/31/02	09/30/02	06/30/02	03/31/02	12/31/01

Allowance at beginning of period	$ 8,857	$ 8,917	$ 8,754	$ 8,507	$ 8,037
Provision for loan losses	200	-	190	250	625
Charge-offs	(21)	(60)	(27)	(13)	(157)
Recoveries	-	-	-	10	2
Balances at end of period	$ 9,036	$ 8,857	$ 8,917	$ 8,754	$ 8,507


The following table sets forth certain asset quality ratios for EverTrust.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2002	2001	2002	2001

Asset Quality Ratios:
Nonaccrual and 90 days or more past due
loans as a percent of total loans, net	0.03%	0.01%
Nonperforming assets as a percent of total assets	0.02	0.11
Allowance for losses as a percent of gross
loans receivable	1.46	1.50
Allowance for loan losses as a percent of
nonperforming loans	5,413.69	n/m
Net charge-offs (recoveries) to average
outstanding loans	0.00	0.03	0.02	0.04

Total deposits of EverTrust increased by approximately $53.0 million, or 11.8%, from $449.6 million at March 31, 2002 to $502.6 million at December 31, 2002. The change is primarily the result of increases in time deposit accounts of $34.8 million from $241.4 million at March 31, 2002 to $276.2 million at December 31, 2002 and a $15.5 million increase in transaction accounts from $65.5 million at March 31, 2002 to $81.0 million at December 31, 2002. The increase in deposits from March 31, 2002 to December 31, 2002 is generally attributable to EverTrust Bank's targeted deposit growth marketing, an increased emphasis in attracting business deposits and an increased customer preference for a safer investment in the current volatile equities market.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

	At December 31, 2002		At March 31, 2002
	Amount	%	Amount	%

Noninterest-bearing accounts	$ 12,605	2.5%	$ 14,813	3.3%
Savings accounts	12,511	2.5	11,753	2.6
Checking accounts	68,355	13.6	50,713	11.3
Money market accounts	132,904	26.4	130,912	29.1

Time deposits by original term:
One to 11 months	58,974	11.7	71,346	15.9
12 to 23 months	109,106	21.7	75,788	16.9
24 to 35 months	25,805	5.1	21,106	4.7
36 to 59 months	22,416	4.5	19,031	4.2
Time deposits maturing after 59 months	59,946	12.0	54,149	12.0
	276,247	55.0	241,420	53.7
Total	$ 502,622	100.0%	$ 449,611	100.0%

Federal Home Loan Bank advances and other borrowings decreased $24.5 million from $129.3 million at March 31, 2002 to $104.8 million at December 31, 2002. The need for borrowings since March 31, 2002 has decreased due to an increase in deposit balances and cash received from loan repayments.


Total equity decreased approximately $835,000 at December 31, 2002 to $92.0 million compared to $92.8 million at March 31, 2002. Earnings of $4.9 million for the nine months ended December 31, 2002 were more than offset by the repurchase of shares of the Company's common stock for $5.5 million and dividends paid of $1.7 million.

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

General. Net income increased approximately $158,000 from $1.3 million for the three months ended December 31, 2001 to $1.4 million for the three months ended December 31, 2002. The increase in income is due primarily to a $751,000 increase in noninterest income and a $325,000 decrease in interest expense, offset in part by a $925,000 increase in noninterest expenses, which included a $577,000 write-down in a limited partnership investment.

Net Interest Income. Net interest income decreased 2.7% from $6.6 million for the three months ended December 31, 2001 to $6.5 million for the three months ended December 31, 2002. The change is due primarily to the lower yield on interest-earning assets.

Interest income decreased approximately $502,000 from $11.8 million for the three months ended December 31, 2001 to $11.3 million for the same period in 2002. The average balance of interest-earning assets increased from $615.0 million for the three months ended December 31, 2001 to $683.1 million for the three months ended December 31, 2002 resulting in an increase of approximately $1.0 million in income. The yield on interest-earning assets decreased from 7.69% for the three months ended December 31, 2001 to 6.63% for the same period in 2002 resulting in a decrease in income of approximately $1.4 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Total interest expense decreased $325,000 from $5.2 million for the three months ended December 31, 2001 to $4.9 million for the same period in 2002. The average balance of interest-bearing liabilities increased 13.8% or $70.2 million from $509.8 million at December 31, 2001 to $580.0 million for the three months ended December 31, 2002 resulting in an increase of $690,000 in expense. This increase was more than offset by an $848,000 decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 4.06% for the three months ended December 31, 2001 to 3.35% for the same period in 2002. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 18.3% of interest-bearing liabilities for the quarter ended December 31, 2002 compared to 21.1% for the same period in 2001.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Three Months Ended December 31,
	2002			2001
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net(1)	$ 602,372	$ 10,574	7.02%	$ 547,983	$ 10,907	7.96%
Investment securities	40,077	522	5.21	56,287	804	5.71
Federal Home Loan Bank stock	6,128	104	6.79	4,887	86	7.04
Cash and cash equivalents	34,499	122	1.41	5,837	27	1.85
Total interest-earning assets	683,076	11,322	6.63	614,994	11,824	7.69

Noninterest-earning assets	11,019			13,126

Total average assets	$ 694,095			$ 628,120

Interest-bearing liabilities:
Savings accounts	$ 11,906	$ 35	1.18	$ 10,792	$ 48	1.78
Checking accounts	60,173	214	1.42	36,156	167	1.85
Money market accounts	129,766	618	1.90	131,688	833	2.53
Time deposits	271,890	2,594	3.82	223,415	2,786	4.99
Total deposits	473,735	3,461	2.92	402,051	3,834	3.81
Borrowings	106,239	1,391	5.24	107,723	1,343	4.99
Total interest-bearing liabilities	579,974	4,852	3.35	509,774	5,177	4.06

Noninterest-bearing liabilities	21,089			23,338

Total average liabilities	601,063			533,112

Average equity	93,032			95,008

Total liabilities and equity	$ 694,095			$ 682,120

Net interest income		$ 6,470			$ 6,647
Interest rate spread			3.28%			3.63%
Net interest margin			3.79%			4.32%
Ratio of average interest-earning assets
to average interest-bearing liabilities		117.78%			120.64%
____________
(1)	Average net loans receivable includes nonperforming loans. Interest income does not include interest on non-accrual loans.

Provision for Loan Losses. During the three months ended December 31, 2002, the provision for loan losses was $200,000 compared to $625,000 for the same period in 2001. Management's quarterly analysis of loan reserve adequacy indicated that only a slight dollar amount increase to the allowance was necessary during the three months ended December 31, 2002. The allowance for loan losses increased $282,000 from $8.8 million at March 31, 2002 to $9.0 million at December 31, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.46% at December 31, 2002 compared to 1.50% at March 31, 2002, and 1.50% at December 31, 2001.


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

Non-interest Income. Non-interest income increased $751,000 from $914,000 for the three months ended December 31, 2001 to $1.7 million for the same period in 2002. The large growth in non-interest income was primarily the result of $566,000 in gains on the sale of one-to-four family loans for the three months ended December 31, 2002, compared to $131,000 for the same period a year earlier. In addition, brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees were $441,000 for the three months ended December 31, 2002 compared to $180,000 for the three months ended December 31, 2001.

The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased assets under management and transaction volume. The units started operations in May and June 2001, respectively.

Loan modification fees increased due to additional activity for the renewal and extension of loans and the re-negotiation of loan terms, some of which were triggered by the decline in market interest rates. Service fees and other non-interest income increased due to volume.

The following table sets forth non-interest income (dollars in thousands):

	Three Months Ended December 31,
	2002	2001

Brokered loan fees	$ 108	$ 57
ETAM management fees	157	68
Loan modification fees	176	55
(Loss) on sale of securities	(53)	-
Gain on sale of loans	566	131
Service fees and other, net	711	603
Total noninterest income	$ 1,665	$ 914

Non-interest Expense. Non-interest expense increased $925,000 from $5.0 million for the three months ended December 31, 2001 to $5.9 million for the same period in 2002. The increase is due primarily to a $577,000 pre-tax write-down to market value of MB Cap's limited partnership investment. In addition salary and employee benefits increased $195,000 from $2.8 million for the three months ended December 31, 2001 to $2.9 million for the three months ended December 31, 2002. Compensation expense increased as a result of increased staffing levels primarily due to the opening of the client contact center and the new business and private banking office located in Seattle, Washington. The Company had 178 employees at December 31, 2002 compared to 168 employees at December 31, 2001. Information processing costs increased $69,000 from $300,000 for the three months ended December 31, 2001 to $369,000 for the same period in 2002. The increase is primarily the result of additional software depreciation associated with the addition of the client contact center.


Provision for Income Taxes. Federal income taxes decreased $84,000 from $654,000 for the three months ended December 31, 2001 to $570,000 for the three months ended December 31, 2002. The change is due to a lower effective tax rate offset in part by increased earnings.

Comparison of Operating Results for the Nine Months Ended December 31, 2002 and 2001

General. Net income increased approximately $880,000 from $4.0 million for the nine months ended December 31, 2001 to $4.9 million for the nine months ended December 31, 2002. The increase is due primarily to a $1.9 million increase in non-interest income and a $1.6 million increase in net interest income after provision for loan losses, offset in part by a $2.5 million increase in non-interest expenses due primarily to the addition of the commercial mortgage banking group in Tacoma, Washington, the client contact center, ETAM in Seattle and the new business and private banking office located in Seattle, Washington.

Net Interest Income. Net interest income increased 3.7% from $19.1 million for the nine months ended December 31, 2001 to $19.8 million for the nine months ended December 31, 2002. The change is due primarily to the lower cost of interest bearing liabilities.

Interest income decreased approximately $916,000 from $35.5 million for the nine months ended December 31, 2001 to $34.6 million for the same period in 2002. During this same time period, the average balance of interest-earning assets increased from $595.8 million for the nine months ended December 31, 2001 to $666.8 million for the nine months ended December 31, 2002 resulting in an increase of approximately $4.1 million in income. The yield on interest-earning assets decreased from 7.94% for the nine months ended December 31, 2001 to 6.91% for the same period in 2002 resulting in a decrease to income of $4.3 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Interest expense decreased $1.6 million for the nine months ended December 31, 2002 compared to the same period in 2001. The average balance of interest-bearing liabilities increased 19.2% or $91.7 million from $477.9 million at December 31, 2001 to $569.6 million for the nine months ended December 31, 2002 resulting in an increase of $3.3 million in expense. This increase was offset by a $4.2 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 4.57% for the nine months ended December 31, 2001 to 3.45% for the same period in 2002. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 20.5% of interest-bearing liabilities for the nine months ended December 31, 2002 compared to 18.3% for the same period in 2001.

Provision for Loan Losses. During the nine months ended December 31, 2002, the provision for loan losses was $390,000, compared to $1.3 million for the same period in 2001, a decrease of $860,000. The decrease is attributable to management's quarterly analysis of loan reserve adequacy that indicated that only a slight dollar amount increase was necessary during the nine months ended December 31, 2002. The allowance for loan losses increased $282,000 from $8.8 million at March 31, 2002 to $9.0 million at December 31, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.46% at December 31, 2002 compared to 1.50% at March 31, 2002, and 1.50% at December 31, 2001.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001- Provision for Loan Losses."

Non-interest Income. Non-interest income increased $1.9 million to $4.2 million for the nine months ended December 31, 2002 compared to the same period in 2001. The large growth in non-interest income was primarily the result of brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees totaling $1.3 million for the nine months ended December 31, 2002 compared to $289,000 for the nine months ended December 31, 2001.


The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased assets under management and transaction volume. The units started operations in May and June 2001, respectively.

Loan modification fees increased due to additional increased activity for the renewal and extension of loans and the re-negotiation of loan terms, some of which were triggered by the decline in market interest rates. Service fees and other non-interest income increased due to volume.

Gain on sale of loans increased $504,000 to $864,000 for the nine months ended December 31, 2002 compared to $360,000 for the nine months ended December 31, 2001. The large increase is due to the additional volume of one to four family loans generated by the decline in market interest rates.

The following table sets forth non-interest income (dollars in thousands):

	Nine Months Ended December 31,
	2002	2001

Brokered loan fees	$ 436	$ 72
ETAM management fees	409	123
Loan modification fees	502	94
Gain (Loss) on sale of securities	(4)	24
Gain on sale of loans	864	360
Service fees and other, net	1,999	1,654
Total noninterest income	$ 4,206	$ 2,327

Non-interest Expense. Non-interest expense increased $2.4 million from $14.4 million for the nine months ended December 31, 2001 to $16.8 million for the same period in 2002. The increase is due primarily to additional salary and employee benefits of $888,000 from $8.2 million for the nine months ended December 31, 2001 to $9.1 million for the nine months ended December 31, 2002. Compensation expense increased as a result of higher staffing levels primarily due to the addition of the Bank's commercial mortgage banking group, the contact center and the new business and private banking office located in Seattle, Washington. Occupancy and equipment expenses increased $160,000 from $2.2 million for the nine months ended December 31, 2001 to $2.3 million for the nine months ended December 31, 2002. The increase is primarily due to expenses associated with the new offices. Other expenses increased $1.1 million from $3.2 million for the nine months ended December 31, 2001 to $4.3 million for the same period in 2002. The increase is primarily the result of additional marketing and operating expenses associated with the two (Tacoma and Seattle) new offices and the client contact center and the MB Cap investment write-down to market value.

Provision for Income Taxes. Federal income taxes increased $102,000 from $1.8 million for the nine months ended December 31, 2001 to $1.9 million for the nine months ended December 31, 2002. The change is due to increased taxable earnings offset in part by a lower effective tax rate.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Nine Months Ended December 31,
	2002			2001
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net(1)	$ 591,153	$ 32,041	7.23%	$ 521,134	$ 32,356	8.28%
Investment securities	47,794	1,990	5.55	63,299	2,717	5.72
Federal Home Loan Bank stock	6,037	284	6.27	4,735	251	7.07
Cash and cash equivalents	21,793	251	1.54	6,666	158	3.16
Total interest-earning assets	666,777	34,566	6.91	595,834	32,482	7.94

Noninterest-earning assets	13,287			10,883

Total average assets	$ 680,064			$ 606,717

Interest-bearing liabilities:
Savings accounts	$ 11,518	$ 113	1.31	$ 10,632	$ 186	2.33
Checking accounts	56,412	608	1.44	35,787	550	2.05
Money market accounts	128,341	1,969	2.05	129,904	3,188	3.27
Time deposits	256,792	7,681	3.99	214,043	8,775	5.47
Total deposits	453,063	10,371	3.05	390,366	12,699	4.34
Borrowings	116,550	4,387	5.02	87,581	3,675	5.59
Total interest-bearing liabilities	569,613	14,758	3.45	477,947	16,374	4.57

Noninterest-bearing liabilities	17,695			16,786

Total average liabilities	587,308			494,733

Average equity	92,756			111,984

Total liabilities and equity	$ 680,064			$ 606,717

Net interest income		$ 19,808			$ 19,108
Interest rate spread			3.46%			3.37%
Net interest margin			3.96%			4.28%
Ratio of average interest-earning
assets to average interest-bearing
liabilities		117.06%			124.67%
_____________
(1)	Average net loans receivable includes non-performing loans. Interest income does not include interest on non-accrual loans.

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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and, to a much lesser extent, one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business and private banking loans. During the three months ended December 31, 2002, the Company funded $147.7 million in new loans, $131.7 million after participating out $16.0 million of loans to other banks. In addition, during this three month period, funds were used to repurchase shares of the Company's common stock for $2.3 million and to pay a cash dividend to shareholders totaling $574,000. These activities were funded by loan repayments, proceeds from the sales and maturities of investment securities and proceeds from Federal Home Loan Bank advances and other borrowings.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

			Minimum for Capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2002:
Total capital to risk-weighed assets	$ 98,555	16.5%	$ 47,669	8.0%
Tier 1 capital to risk-weighted assets	91,178	15.3	23,837	4.0
Tier 1 leverage capital to average assets	91,178	13.1	27,841	4.0

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and Market Risk

EverTrust's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. EverTrust continues to actively manage the impact of interest rate changes on net interest income and capital by emphasizing the origination of adjustable rate and shorter-term fixed rate loans, selling 30 year fixed rate mortgages, and purchasing investment securities that better match the duration of its deposits. EverTrust's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes items such as service charges and fees on deposit accounts, loan service fees and gains on sale of investments and loans.

Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and data processing expenses. EverTrust's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, and had a $1.0 million fair value hedge in place at December 31, 2002. The hedge is scheduled to settle by the quarter ending March 31, 2003 and the Company expects minimal risk associated with the hedge. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

        (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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
_______________
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002, except for a Form 8-K filed on October 23, 2002 to report that the Registrant's wholly-owned subsidiary, EverTrust Bank, had promoted its credit administrator to chief credit officer.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                EverTrust Financial Group, Inc.

February 4, 2003                                                                                    /s/Michael B. Hansen
                                                                                                                 Michael B. Hansen
                                                                                                                 President and Chief Executive Officer
                                                                                                                 (Principal Executive Officer)

February 4, 2003                                                                                    /s/Jeffrey R. Mitchell
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

Date: February 4, 2003

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

Date: February 4, 2003

                                                                                                            /s/ Jeffrey R. Mitchell
                                                                                                            Jeffrey R. Mitchell
                                                                                                            Chief Financial Officer


EXHIBIT 99.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

Dated: February 4, 2003
