Form 10-K
period 2003-03-31
EVERTRUST FINANCIAL GROUP INC
filed 2003-06-19
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26993

EVERTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1613658
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

2707 Colby Avenue, Suite 600, Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 258-3645

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value per share
(Title of Class)

            Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

            Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. __

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES   X   NO __

            As of May 31, 2003, there were issued and outstanding 4,838,279 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "EVRT." Based on the average of the high/low price for the Common Stock on May 30, 2003, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $120,715,061 (4,838,279 shares at $24.95 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Registrant's Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

            1. Portions of Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).


EVERTRUST FINANCIAL GROUP, INC.
2003 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS


PART I

Item 1. Business

General

            EverTrust Financial Group, Inc. ("EverTrust" or the "Company"), a Washington state corporation, is the successor to Mutual Bancshares, a mutual holding company, which converted to stock form on September 30, 1999 ("Conversion"). The Company replaced Mutual Bancshares as the holding company for EverTrust Bank of Washington ("EverTrust Bank" or the "Bank"), a Washington chartered stock savings bank; and Mutual Bancshares Capital Inc. ("MB Cap"), a Washington corporation. In connection with the Conversion in September 1999, the Company issued 8,596,250 shares to the public. Effective May 12, 2000, the Company became a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve ("Federal Reserve") issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. For further information regarding the Company's financial holding company election, see "Regulation -- The Company."

            At March 31, 2003, the Company had total assets of $706.2 million, total deposits of $508.3 million and total equity of $91.7 million. The Company's business activities are conducted primarily by EverTrust Bank. Accordingly, the information regarding the Company's business set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

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

            EverTrust Bank is a regionally oriented bank dedicated to financing commercial real estate, residential related properties, offering business and private banking services and providing quality customer service. The Bank's principal business is attracting deposits from the general public and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank also offers investment management and limited trust services through its wholly owned subsidiary, EverTrust Asset Management ("ETAM").

Market Area

            The Bank conducts business through its 12 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington as its primary market area for making loans and attracting deposits. On a limited basis, EverTrust Bank also makes loans in other areas of the state. To a much lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes. The Bank's principal business is attracting deposits from the general public and using those funds to originate multi-family, commercial mortgage and construction loans, as well as commercial business loans, single family mortgages and consumer loans.

            For additional information regarding the Company's and the Bank's offices, see "Item 2. Properties" and Notes 6 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


Lending Activities

            General. Historically, the principal lending activity of the Bank consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, EverTrust Bank has focused on the origination of loans secured by commercial real estate, multi-family properties, business loans and construction and land development loans. At March 31, 2003, EverTrust Bank's total loans were $605.0 million, including approximately $4.8 million of loans held for sale.

            The Bank's internal loan policy limits the maximum amount of loans to one borrower to 15% of its capital. At March 31, 2003, the maximum amount which EverTrust Bank could have lent to any one borrower and the borrower's related entities was approximately $10.6 million under its policy. At March 31, 2003, EverTrust Bank had loans to six builder/developers (including loans for construction, land development and permanent financing) with an aggregate committed balance in excess of this amount which were specifically approved as policy exceptions by the Board of Directors: the borrower had $14.7 million committed, of which $13.5 million was outstanding, representing 21% and 19% of EverTrust Bank's total capital of $70.9 million, respectively. All loans to the borrower were performing according to their terms at March 31, 2003. Loans in excess of 25% of EverTrust Bank's capital are participated to the Company on a last-in, first-out basis. There was one $4.0 million loan participation with the Company outstanding as of March 31, 2003, which was performing in accordance with its terms.

            Loan Portfolio Analysis. The following table sets forth the composition of the Bank's consolidated loan portfolio by type of loan as of the dates indicated.

	At March 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial construction	$ 48,713	6.75%	$ 29,871	4.53%	$ 25,475	4.56%	$ 23,871	5.02%	$ 12,491	3.27%
Commercial real estate	266,808	36.96	233,715	35.44	168,199	30.08	128,892	27.10	72,573	19.00
Multi-family construction	19,472	2.70	47,311	7.17	62,055	11.10	32,304	6.79	14,012	3.67
Multi-family residential	159,344	22.08	157,503	23.89	128,846	23.04	136,727	28.75	115,972	30.35
Business loans	58,800	8.15	46,721	7.09	31,707	5.68	16,494	3.47	8,949	2.34
One- to- four family
construction and land
development	89,589	12.41	49,752	7.54	40,729	7.28	37,266	7.84	34,928	9.14
Consumer:
Home equity and other
mortgages	36,593	5.07	29,066	4.41	25,756	4.61	23,301	4.90	18,601	4.87
Credit cards	5,343	0.74	5,026	0.76	2,426	0.43	1,375	0.29	488	0.13
Other installment loans	5,930	0.82	5,236	0.79	6,219	1.11	5,281	1.11	2,399	0.63
One- to- four family
residential(1)	31,170	4.32	55,217	8.37	67,705	12.11	70,042	14.73	101,649	26.61
Total loans	721,762	100.00%	659,418	100.00%	559,117	100.00%	475,553	100.00%	382,062	100.00%
Less:
Undisbursed loan proceeds	(103,281)		(71,248)		(63,888)		(49,460)		(28,183)
Deferred loan fees and other	(4,547)		(4,145)		(3,879)		(3,493)		(3,239)
Reserve for loan losses	(8,979)		(8,754)		(7,439)		(6,484)		(5,672)
	604,955		575,271		483,911		416,116		344,968
Loans receivable held
for sale	(4,755)		(625)		(794)		--		(29,641)
Loans receivable, net	$600,200		$574,646		$483,117		$416,116		$315,327
____________
(1)	Includes owner/builder construction/permanent loans of $4.6 million, $8.3 million, $6.4 million, $6.0 million and $5.5 million at March 31, 2003, 2002, 2001, 2000 and 1999, respectively.

            Commercial Real Estate Lending. Commercial real estate loans totaled $266.8 million, or 37.0% of total loans receivable at March 31, 2003, and consisted of 283 loans. EverTrust Bank originates commercial real estate loans primarily secured by warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings


and retail shopping centers located in EverTrust Bank's market area. Commercial real estate loans typically range in principal amount from $500,000 to $7.5 million. At March 31, 2003, the largest commercial real estate loan on one property had an outstanding balance of $7.4 million and is secured by an office building and marina located in the Bank's market area. This loan was performing according to its terms at March 31, 2003.

            Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 6%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years but generally due in ten years. EverTrust Bank has also originated fixed rate commercial loans due in five and ten years, with amortization terms of up to 30 years. Commercial loans originated since 1993 generally contain prepayment penalties during the first three years to four years ranging from 1% to 2%.

            The Bank requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an independent appraiser designated by EverTrust Bank, which are reviewed by the Bank's review appraiser. EverTrust Bank requires its commercial loan borrowers with loans in excess of $500,000, to submit financial statements and rent rolls on the subject property annually. The Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.25 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

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

            Multi-Family Lending. At March 31, 2003, $159.3 million, or 22.1% of the Bank's total loan portfolio was secured by multi-family dwelling units, which consist of more than four units, located primarily in its market area.

            Multi-family adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 8%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years. EverTrust Bank has also originated fixed rate multi-family loans due in five and ten years, with amortization terms of up to 30 years. Multi-family loans originated since 1993 generally contain prepayment penalties during the first three to four years. Multi-family loans typically range in principal amount from $500,000 to $5.0 million. At March 31, 2003, the largest non-construction multi-family loan was on a 130 unit apartment building and two unit annex with an outstanding principal balance of $7.7 million located in the Bank's market area. At March 31, 2003, this loan was performing according to its terms.

            The maximum loan-to-value ratio for multi-family loans is generally 75%. EverTrust Bank requires appraisals of all properties securing multi-family real estate loans. Appraisals are performed by an independent appraiser designated by the Bank, all of which are reviewed by EverTrust Bank's review appraiser. EverTrust Bank requires its


multi-family loan borrowers, with loans in excess of $500,000 to submit financial statements and rent rolls on the subject property annually. EverTrust Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

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

            Business Lending. Through its business banking group, the Bank originates business loans to small and medium sized businesses in its primary market area. Business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable, marketable investments and inventory, although business loans are sometimes granted on an unsecured basis. Such loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin ranging from 0% to 3.50%. At March 31, 2003, the business loans amounted to $58.8 million, or 8.2%, of the Bank's total loans. The increase in business loans since the year ending March 31, 2002 is attributable to increased market penetration, the opening of the downtown Seattle office, the addition of new loan officers and growth in average loan amounts.

            At March 31, 2003, the Bank's largest outstanding business loan was for $5.0 million and was secured by notes receivable. The loan was performing according to its terms at March 31, 2003.

            The Bank underwrites its business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and the Bank seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow it to make its lending determination. In most instances, this information consists of at least three years of financial statements, tax returns, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. Generally, the Bank requires that borrowers and guarantors provide updated financial information at least annually.

            The Bank's business loans may be structured as term loans or as lines of credit. Business term loans are generally made to finance the purchase of long-lived assets and have maturities of five years or less. Business lines of credit are typically made for the purpose of providing working capital and are usually approved with a term of between six months and one year.

            The Bank provides borrowers with secured standby letters of credit based on the same underwriting requirements and conditions as described above. The letters of credit are backed by signed notes payable to the Bank for like terms of the letter of credit. At March 31, 2003, EverTrust Bank had one outstanding letter of credit in the amount of $75,000. International letters of credit are offered through a correspondent bank that assumes credit and payment risk on the instrument. EverTrust Bank receives a fee from the borrower and the correspondent bank for arranging the international letters of credit.

            Business loans may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent


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

            The Bank's portfolio includes two types of one-to-four family residential construction loans: speculative construction loans, and owner/builder loans. EverTrust Bank also originates construction loans for the development of multi-family and commercial properties. Annual originations of construction and land development loans have been $63.3 million, $40.4 million and $56.4 million for the three years ended March 31, 2003, 2002 and 2001, respectively. Subject to market conditions, EverTrust Bank intends to continue to emphasize its construction lending activities.

            At March 31, 2003, the composition of the Bank's construction and land development loan portfolio was as follows:

	Outstanding	Percent of
	Balance	Total
	(Dollars in thousands)

Speculative construction	$ 13,182	10.0%
Owner/builder construction	4,612	3.5
Multi-family construction	19,472	14.8
Land development	45,422	34.6
Commercial real estate construction	48,713	37.1
Total	$ 131,401	100.0%

            Speculative construction loans are made to home builders and are termed "speculative" because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either EverTrust Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to service the debt on the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified. The Bank lends to approximately 30 builders located in its primary market area, each of which generally have two to 25 speculative loans from the Bank during a 12 month period, with approximately five to six loans outstanding at any one time. Rather than originating lines of credit to home builders to construct several homes at once, EverTrust Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are originated for a term of 12 months, with a variable interest rate tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 2%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property. During this 12 month period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2003, speculative construction loans totaled $13.2 million, or 10.0%, of the total construction loan portfolio. At March 31, 2003, the Bank had four borrowers each with aggregate outstanding speculative loan balances of more than $1.0 million, all of which were performing according to their respective terms and the largest of which amounted to $1.8 million.

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

            Loan-to-value ratios under all three options are up to 80%, or up to 90% with private mortgage insurance, of the appraised estimated value of the completed property or cost, whichever is less. During the construction period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. At March 31, 2003, owner/builder construction loans totaled $4.6 million, or 3.5%, of the total construction loan portfolio. At March 31, 2003, the largest outstanding owner/builder construction loan had an outstanding balance of approximately $500,000 and was performing according to its terms.

            For over 15 years, EverTrust Bank has originated loans to local real estate developers for the purpose of developing residential subdivisions, which includes installing roads, sewers, water and other utilities for plats generally ranging from 10 to 50 lots. At March 31, 2003, subdivision development loans totaled $45.4 million, or 34.6% of construction and land development loans receivable. Land development loans are secured by a lien on the property and made for a period of one to three years with generally variable interest rates tied to the prime rate as published in The Wall Street Journal, plus a margin ranging from 0% to 3%, and are made with loan-to-value ratios not exceeding 75%. Monthly interest payments are required during the term of the loan. Land development loans are structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots. Substantially all of EverTrust Bank's land development loans are secured by property located in its primary market area. In addition, in the case of a corporate borrower, EverTrust Bank also obtains personal guarantees from corporate principals and reviews their personal financial statements. At March 31, 2003, EverTrust Bank had no nonaccruing land development loans.

            Land development loans secured by land under development involve greater risks than one- to- four family residential mortgage loans because such loans are advanced upon the estimated or projected future value of the developed property. If the estimate of the future value of the developed property proves to be inaccurate, in the event of default and foreclosure, EverTrust Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank attempts to minimize this risk by limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property and getting guarantees.

            EverTrust Bank also provides construction and construction permanent financing for multi-family and commercial properties. At March 31, 2003, such construction loans amounted to $68.2 million of which $50.2 million was construction/permanent financing (i.e., loans will roll into permanent financing when certain lease-up and debt service requirements are met) at the completion of the construction phase. These loans are typically secured by apartment buildings, condominiums, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in the Bank's market area and typically range in amount from $500,000 to $5.0 million. At March 31, 2003, the largest multi-family construction loan was for $7.0 million secured by a 250 unit apartment building located in EverTrust Bank's market area and was performing according to its terms. At March 31, 2003, the largest commercial construction loan was for $6.5 million, secured by a shopping center located in the Bank's market area and was performing according to its terms. Periodically, EverTrust Bank purchases, without recourse to the seller other than for fraud, from other lenders participation interests in multi-family and commercial construction loans secured by properties located in EverTrust Bank's market area. The Bank underwrites such participation interests according to its own standards.


            All construction loans in excess of $1.5 million must be approved by the Bank's Loan Committee. See "-- Loan Solicitation and Processing." Prior to preliminary approval of any construction loan application, EverTrust Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro forma data and assumptions on the project. In the case of a speculative or custom construction loan, EverTrust Bank reviews the experience and expertise of the builder and the borrower. After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project. In the event of cost overruns, the Bank typically requires that the borrower increase the funds available for construction by depositing its own funds into a loans in process account.

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

            Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, EverTrust Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, EverTrust Bank may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due. EverTrust Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices. In addition, because the Bank's construction lending is primarily secured by properties in its market area, recent changes in the local and state economies and real estate markets could adversely affect EverTrust Bank's construction loan portfolio.

            Consumer Lending. Consumer lending has traditionally been a secondary, but recently growing part of the Bank's business, especially providing for the credit needs of high net worth customers. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, home improvement loans, second mortgage loans, lot acquisition loans, savings account loans, automobile loans, boat loans, recreational vehicle loans, personal unsecured loans and credit card loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At March 31, 2003, consumer loans, excluding credit card loans, amounted to $42.5 million, or 5.9% of the total loan portfolio.

            At March 31, 2003, the largest component of the consumer loan portfolio consisted of real estate secured loans, such as residential first mortgage loans, second mortgages and home equity lines of credit, which totaled $36.6 million, or 5.1%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are secured by a first or second mortgage on residential property. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit allow for a ten year draw period, plus an additional 15 year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin.


            Credit card loans are underwritten using suggested Independent Community Bankers Association guidelines, credit scoring and financial statement analysis. Credit cards are issued to the Bank's commercial banking business customers and qualified retail customers. At March 31, 2003, the combined credit card portfolio consisted of business credit lines of $1.4 million and personal credit card lines of $5.3 million for a total of $6.7 million or 0.93% of total loans. Amounts disbursed under the credit lines were $869,200 at March 31, 2003 compared to $707,700 at March 31, 2002. Credit card loans entail greater risk than do other loans given their unsecured status. The Bank attempts to limit this risk by adhering to sound underwriting and collection practices, although there can be no assurances that these will prevent credit card losses. At March 31, 2003, there were $1,000 of credit card loans 90 days or more past due or in nonaccrual status.

            Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. EverTrust Bank believes that these risks are not as prevalent in the case of EverTrust Bank's consumer loan portfolio because a large percentage of the portfolio consists of first and second mortgage loans and home equity lines of credit for existing customers that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At March 31, 2003, there were $24,000 of consumer loans delinquent in excess of 90 days or in nonaccrual status.

            Residential One- to- Four Family Lending. At March 31, 2003, $31.2 million of the Bank's loan portfolio consisted of permanent loans secured by one- to- four family residences, including approximately $4.8 million of loans held for sale. This amount represents 4.3% of the Bank's total loans.

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

            At March 31, 2003, $14.3 million, or 59.8%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans, both held for sale and held for investment. EverTrust Bank also offers adjustable rate mortgage loans at rates and terms competitive with market conditions. All of EverTrust Bank's adjustable rate mortgage loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

            EverTrust Bank offers several adjustable rate mortgage products which adjust annually after an initial period ranging from one to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a general overall limitation of 6%. These adjustable rate mortgage products have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.5% to 3.0%. Adjustable rate mortgage loans held in EverTrust Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 2003, $9.6 million, or 40.2%, of the Bank's one- to- four family loan portfolio consisted of adjustable rate mortgage loans.


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


            Loan Maturity and Repricing. The following table sets forth information at March 31, 2003 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	15 Years	15 Years	Total
	(In thousands)
Commercial construction	$ 23,550	$ 3,176	$ 6,851	$ --	$ --	$ 33,577
Commercial real estate	110,446	88,647	49,242	14,730	1,248	264,313
Multi-family construction	4,767	3,558	--	--	--	8,325
Multi-family residential	70,975	60,624	21,159	5,682	114	158,554
Business loans	35,913	2,171	891	1,005	427	40,407
One- to- four family construction
and land development	57,601	--	--	--	--	57,601
Consumer:
Home equity and other mortgages	18,761	1,067	850	2,327	1	23,006
Credit cards	712	--	--	--	--	712
Other installment loans	1,967	770	323	203	--	3,263
One- to- four family residential	7,250	3,315	2,271	4,035	7,097	23,968

Total	$331,942	$163,328	$81,587	$27,982	$ 8,887	$613,726

            The following table sets forth the dollar amount of all loans due after March 31, 2003, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Variable	Total
	Rates	Rates	Rates
	(In thousands)
Commercial construction	$ 6,744	$ 26,833	$ 33,577
Commercial real estate	40,754	223,559	264,313
Multi-family construction	--	8,325	8,325
Multi-family residential	14,632	143,922	158,554
Business loans	5,478	34,929	40,407
One- to- four family construction
and land development	--	57,601	57,601
Consumer:
Home equity and other mortgages	5,151	17,855	23,006
Credit cards	--	712	712
Other installment loans	2,059	1,204	3,263
One- to- four family residential	14,341	9,627	23,968

Total	$ 89,159	$524,567	$613,726

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


mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

            Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including walk-in customers, loan brokers for primarily multi-family and commercial real estate loans, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by EverTrust Bank and certified by the State of Washington.

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

            Loan Originations, Purchases and Sales. During the year ended March 31, 2003, the Bank's total gross loan originations were $435.6 million. Periodically, EverTrust Bank purchases participation interests in commercial real estate loans, construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area, from other lenders. Such purchases are underwritten to EverTrust Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Construction and Land Development Lending" and "-- Multi-Family Lending."

            Consistent with its asset/liability management strategy in prior years, EverTrust Bank's policy has been to retain in its portfolio all of the adjustable rate mortgage loans and shorter-term fixed rate loans. Thirty-year fixed rate loans are originated with a view toward sale in the secondary market to Fannie Mae; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset/liability objectives. Loans sold in the secondary market are generally sold on a servicing retained basis. At March 31, 2003 EverTrust Bank's loan servicing portfolio totaled $225.4 million.

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


            The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2003	2002	2001
	(In thousands)
Loans originated:
Commercial construction	$ 82,195	$ 28,434	$ 13,188
Commercial real estate	104,877	77,902	42,395
Multi-family construction	6,760	25,709	21,944
Multi-family residential	51,869	33,263	12,532
Business loans	40,049	28,799	33,369
One- to- four family construction and loan
development	63,252	40,378	56,359
Consumer:
Home equity and other mortgages	19,108	14,315	11,416
Credit cards	2,287	3,053	1,133
Other installment loans	1,545	2,370	2,115
One- to- four family residential	63,652	44,362	19,795
Total loans originated	435,594	298,585	214,246

Loans purchased:
Commercial construction	2,000	--	--
Commercial real estate	--	--	--
Multi-family construction	--	--	--
Multi-family residential	--	--	--
Business loans	--	--	--
One- to- four family construction and loan
development	--	--	--
Consumer:
Home equity and other mortgages	--	--	--
Credit cards	--	--	--
Other installment loans	--	--	--
One- to- four family residential	--	--	--
Total loans purchased	2,000	--	--

Loans sold:
Total whole loans sold	55,349	22,841	24,501
Participation loans	44,229	3,193	--
Total loans sold	99,578	26,034	24,501

Principal repayments	349,769	180,369	123,545
Loans securitized	--	--	--
Transfer to real estate owned	--	674	85
Increase (decrease) in other items, net	41,662	1,168	2,635
Net increase (decrease) in loans receivable
and loans held for sale	$ 29,909	$ 92,675	$ 68,750

            Loan Origination and Other Fees. The Bank, in some instances, receives loan origination fees. Loan fees are generally a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank range up to 1.50%. Current accounting standards require fees


received, net of certain loan origination costs, for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net unamortized deferred fees or costs associated with loans that are prepaid are recognized as income at the time of prepayment. The Bank had $4.5 million of net deferred mortgage loan fees at March 31, 2003.

            Nonperforming Assets and Delinquencies. EverTrust Bank generally assesses late fees or penalty charges on delinquent loans of 5% of the monthly loan payment amount. Substantially all fixed-rate and adjustable rate mortgage loan payments are due on the first day of the month; however, the borrower is given a 15 day grace period to make the loan payment. When a mortgage loan borrower fails to make a required payment when due, EverTrust Bank institutes collection procedures. The first notice is mailed to the borrower on the 16th day requesting payment and assessing a late charge. Attempts to contact the borrower by telephone generally begin after the16th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current.

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

            EverTrust Bank's Board of Directors is informed monthly as to the status of all mortgage, business and consumer loans that are delinquent by more than 90 days or nonaccruing, the status on all loans currently in foreclosure, and the status of all foreclosed and repossessed property owned by EverTrust Bank.

            The following table sets forth information with respect to the Bank's non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 15 for the periods indicated.

	As of March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial construction	$ --	$ --	$ --	$ --	$ --
Commercial real estate	--	--	--	--	364
Multi-family construction	--	--	1,233	--	--
Multi-family residential	--	--	--	--	--
Business loans	--	--	--	--	--
One- to- four family construction and
land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	--	--
Credit cards	--	--	--	--	--
Other installment loans	24	17	10	4	14
One- to- four family residential	--	--	57	402	--
Total	24	17	1,300	406	378

(table continues on following page)

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Accruing loans which are contractually past
due 90 days or more:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	203	--	--	--	--

One- to- four family construction and
land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	--	--
Credit cards	--	7	--	--	--
Other installment loans	--	--	--	--	--
One- to- four family residential	--	--	--	--	--
Total	203	7	--	--	--

Total of nonaccrual and 90 days past due loans	227	24	1,300	406	378

Real estate and other assets owned/acquired in
satisfaction of debts previously contracted	6	524	85	--	--

Total nonperforming assets	$ 233	$ 548	$ 1,385	$ 406	$ 378

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable, net	0.04%	--%	0.27%	0.10%	0.12%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.03%	--%	0.22%	0.07%	0.08%

Nonperforming assets as a percentage of total assets	0.03%	0.08%	0.23%	0.07%	0.08%

            Real Estate and Other Assets Owned. Real estate acquired by EverTrust Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2003, EverTrust Bank had no real estate owned and one repossessed vehicle valued at $6,000.

            Restructured Loans. Under generally accepted accounting principles, EverTrust Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if EverTrust Bank for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructures or loan modifications for a borrower do not necessarily always constitute troubled debt restructures,


however, and troubled debt restructures do not necessarily result in nonaccrual loans. EverTrust Bank had no restructured loans as of March 31, 2003.

            Asset Classification. Applicable regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as loss, it charges off the balances of the asset. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated as special mention. EverTrust Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can order the establishment of additional loss allowances.

            Allowance for Loan Losses. EverTrust Bank has established a systematic methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.

            In originating loans, EverTrust Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. Management recognizes that these losses will occur over the life of the loan and may not necessarily result in current impairment of the loan balance. Management also believes that certain loans may currently be impaired that are not yet evident in the loan's performance. The general valuation allowance for loan losses is maintained to cover these losses inherent in the loan portfolio but not yet apparent. Management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. At March 31, 2003, the Bank had a general allowance for loan losses of $9.0 million, representing 1.46% of total loans, compared to $8.8 million, or 1.50% of total loans at March 31, 2002.

            The Bank recorded a $390,000 provision for loan losses for the year ended March 31, 2003, compared to $1.5 million and $1.0 million for the years ended March 31, 2002 and 2001, respectively. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans from which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

            The Bank's charge-offs as a percentage of average loans outstanding reflected in the following table have been consistent over the past several years. The relatively low amount of nonperforming loans at March 31, 2003 cannot reasonably be relied upon to reflect the current level of risk inherent in the loan portfolio, especially given the dollar amount of loans in higher-risk lending categories, including business loans, unsecured lending, construction, land development, multi-family and commercial real-estate loans at March 31, 2003.


            Although allocated, the entire allowance for loan losses is available for the entire portfolio. The following table reflects the allowance allocated to each respective loan category using a consistently applied formula-based approach. Reserve percentages are applied against outstanding loans and certain commitments as follows: one-to-four family permanent loans, 0.25%; one-to-four family permanent jumbo loans, 0.75%; multifamily loans, 1.00%; permanent commercial real estate loans, 1.25%; construction and land development, 1.50%; consumer loans, 1.50% to 5.00% based on collateral type; credit card loans, 6.00%; business loans, 1.25% to 1.75% based on general collateral type. These reserve factors have been developed based on management's understanding of the relative credit risk which could indicate it is probable that current impairment has occurred in the portfolio, and to a lesser extent, the factors that peers are applying to similar loan categories. The management loan committee reviews the reserve factors in conjunction with the quarterly loan loss allowance analysis and may be adjusted in future periods to reflect changes in delinquency percentages and loss experience. The unallocated portion of the reserve, if any, represents the amount management deems necessary to account for estimation risk in the formula method, and to incorporate other critical factors impacting credit quality, such as loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio and the duration of the current business cycle, and the economic conditions described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

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


            The following table sets forth an analysis of the Bank's allowance for loan losses at the dates and for the periods indicated.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Allowance at beginning of period	$ 8,754	$7,439	$6,484	$5,672	$4,897
Provision for loan losses	390	1,500	1,005	810	780
Charge-offs:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	46	29	43	4	--
One- to- four family construction
and land development	--	116	--	--	--
Consumer:
Home equity and other mortgages	--	6	--	--	--
Credit cards	20	4	20	--	--
Automobiles	17	--	--	--	2
Other installment loans	82	45	6	12	3
One- to- four family residential	--	25	--	--	--
Total charge-offs	165	225	70	16	5

Recoveries:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	--	29	14	--	--
One- to- four family construction
and land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	18	--
Credit cards	--	10	--	--	--
Automobiles	--	--	--	--	--
Other installment loans	--	1	6	--	--
One- to- four family residential	--	--	--	--	--
Total recoveries	--	40	20	18	--
Net charge-offs	165	185	50	(2)	5
Balance at end of period	$8,979	$8,754	$7,439	$6,484	$5,672

Allowance for loan losses as a percentage of total
loans outstanding at the end of the period	1.46%	1.50%	1.51%	1.53%	1.62%

Net charge-offs as a percentage of average loans
outstanding during the period	0.03%	0.03%	0.01%	--%	--%

Allowance for loan losses as a percentage of
nonperforming loans at end of period	3,955.31%	37,173.55%	572.19%	1,593.12%	1,500.53%


            The following table sets forth the breakdown of the Bank's allowance for loan losses by loan category for the periods indicated.

	At March 31,
	2003			2002			2001			2000			1999
			Percent			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans			of Loans
		Loan	in		Loan	in		Loan	in		Loan	in		Loan	in
	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category
	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in thousands)

Commercial
construction	$ 880	$ 48,713	6.75%	$ 371	$ 29,871	4.53%	$ 645	$ 25,475	4.56%	$ 583	$ 23,871	5.02%	$ 271	$ 12,491	3.27%
Commercial
real estate	3,139	266,808	36.96	3,296	233,715	35.44	2,033	168,199	30.08	1,729	128,892	27.10	1,073	72,573	19.00
Multi-family
construction	336	19,472	2.70	575	47,311	7.17	955	62,055	11.10	536	32,304	6.79	267	14,012	3.67
Multi-family
residential	1,525	159,344	22.08	1,999	157,503	23.89	1,393	128,846	23.04	1,591	136,727	28.75	1,450	115,972	30.35
Business loans	1,002	58,800	8.15	871	46,721	7.09	559	31,707	5.68	310	16,494	3.47	196	8,949	2.34
One- to- four family
construction
and land
development	1,344	89,589	12.41	588	49,752	7.54	630	40,729	7.28	775	37,266	7.84	838	34,928	9.14
Consumer:
Home equity and
other mortgages	111	36,593	5.07	393	29,066	4.41	454	25,756	4.61	388	23,301	4.90	341	18,601	4.87
Credit cards	70	5,343	0.74	22	5,026	0.76	23	2,426	0.43	12	1,375	0.29	16	488	0.13
Other installment
loans	464	5,930	0.82	77	5,236	0.79	97	6,219	1.11	79	5,281	1.11	59	2,399	0.63
One- to- four family
residential	108	31,170	4.32	562	55,217	8.37	650	67,705	12.11	481	70,042	14.73	784	101,649	26.61
Total allocated	8,979	--	--	8,754	--	--	7,439	--	--	6,484	--	--	5295	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--	--	--	377	--	--
Total	$ 8,979	$721,762	100.00%	$ 8,754	$659,418	100.00%	$ 7,439	$559,117	100.00%	$6,484	$475,553	100.00%	$ 5,672	$382,062	100.00%

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

            At March 31, 2003, the Company's consolidated investment portfolio totaled $44.3 million and consisted principally of U.S. Government and agency obligations, municipal bonds, mortgage-backed securities, corporate debt obligations, equity securities, mutual funds, and Federal Home Loan Bank ("FHLB") stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Company's loan originations, deposits and other activities.

            Mortgage-Backed Securities. The Company's mortgage-backed securities, which at March 31, 2003, totaled $15.0 million at estimated fair value, was comprised of Fannie Mae, Freddie Mac and GNMA mortgage-backed securities.

            State and Municipal Bonds. The Company's tax exempt and taxable municipal bond portfolio, which at March 31, 2003, totaled $4.8 million at estimated fair value, or $4.7 million at amortized cost, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various housing authorities, hospitals, schools, water and sanitation districts and other authorities located in the State of Washington. At March 31, 2003, general obligation bonds and revenue bonds had total estimated fair values of $1.8 million and $3.0 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency such as Moody's or Standard and Poor's. Non-rated municipal bonds held in portfolio are generally comprised of housing bonds issued by various local housing authorities in the Company's market area. At March 31, 2003, the Company's municipal bond portfolio had a weighted average maturity of approximately five years and a weighted average coupon rate of 4.4%.

            Corporate Bonds. The Company's corporate bond portfolio, which totaled $501,000 at fair value ($500,000 at amortized cost) at March 31, 2003, was comprised of short term fixed-rate securities from issuers generally rated Baa or higher by Moody's or BBB or higher by Standard and Poor's. A high credit rating indicates only that the rating agency believes there is a low risk of loss or default. However, all of the Company's investment securities, including those that have high credit ratings, are subject to market risk and credit risk in so far as a change in market rates of interest or other conditions may cause a change in an investment's market value. In addition, credit ratings are also subject to change at the discretion of the rating agencies, which could also impact the market value of the investment. At March 31, 2003, the portfolio had a weighted average maturity of less than one year and a weighted average coupon rate of 6.2%. The longest term bond has an amortized cost of $500,000 and a term to maturity of less than one year.

            Equity Securities. The Company's equity investments totaled $1.3 million at fair value, or $1.6 million at cost, at March 31, 2003. The equity portfolio consists primarily of common stocks of companies included in the Standard and Poor's Average and has typically included other mid to large cap companies.


            U.S. Government and Agency Obligations. The Company's portfolio of U.S. Government and agency obligations had a fair value of $16.6 million, or $16.2 million at amortized cost, at March 31, 2003. The longest term bond has an amortized cost of $1.0 million and a term to maturity of 2.4 years.

            Off Balance Sheet Derivatives. Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments to hedge the saleable loan pipeline of EverTrust Bank. Commitments to sell loans with a notional balance of $2,955,309 at March 31, 2003 have a carrying value of $64,000, representing the fair value of such commitments. Commitments of $6,254,650 to originate loans at March 31, 2003, have a carrying value of $102,000. There were no commitments to originate or sell loans at March 31, 2002.

            The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

	At March 31,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available for sale:
Investment securities:
U.S. Government Agency
obligations	$ 15,246	$ 15,479	$ 4,426	$ 4,515	$ 4,985	$ 5,124
Corporate obligations	500	501	9,363	9,537	20,672	20,801
Municipal obligations	2,346	2,382	3,896	3,929	5,236	5,260
Equity securities	1,642	1,270	3,304	3,154	6,650	6,407
Certificates of deposit	--	--	--	--	195	200
Mortgage-backed securities	14,073	14,535	28,347	28,768	24,963	25,507
Total available for sale	$ 33,807	$ 34,167	$49,336	$49,903	$62,701	$63,299

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$ 1,002	$ 1,111	$ 1,003	$ 1,080	$ 2,507	$ 2,611
Corporate obligations	--	--	498	508	992	1,024
Municipal obligations	2,402	2,465	2,848	2,901	3,634	3,709
Certificates of deposit	--	--	--	--	--	--
Mortgage-backed securities	396	423	606	636	1,229	1,269
Total held to maturity	$ 3,800	$ 3,999	$ 4,955	$ 5,126	$ 8,362	$ 8,613

Total	$ 37,607	$ 38,166	$ 54,291	$ 55,029	$ 71,062	$71,911


           The table below sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment portfolio at March 31, 2003.

	At March 31, 2003
	Amount Due or Repricing within:*
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Available for sale:
Investment securities:
U.S. Government Agency
obligations	$ 1,984	6.91%	$ 13,262	2.64%	$ --	--%	$ --	--%	$ 15,246	3.20%
Corporate obligations	500	6.11	--	--	--	--	--	--	500	6.11
Municipal obligations	415	4.25	610	4.24	--	--	1,321	1.35	2,346	2.61
Equity securities	1,642	1.20	--	--	--	--	--	--	1,642	1.20
Certificates of deposit	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities	--	--	4,011	5.89	2,706	5.22	7,356	5.10	14,073	5.35
Total available for sale	$ 4,541	4.51%	$ 17,883	3.42%	2,706	5.22%	$ 8,677	4.53%	$ 33,807	4.00%

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$ --	--%	$ 1,002	7.38%	$ --	--%	$ --	--%	$ 1,002	7.38%
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Municipal obligations	280	4.91	1,030	5.02	348	6.14	744	6.47	2,402	5.62
Equity securities	--	--	--	--	--	--	--	--	--	--
Certificates of deposit	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities	--	--	--	--	--	--	396	7.89	396	7.89
Total held to maturity	$ 280	4.91%	$ 2,032	6.19%	$ 348	6.14%	$ 1,140	6.96%	$ 3,800	6.32%

Total	$ 4,821	4.54%	$ 19,915	3.71%	$ 3,054	5.32%	$ 9,817	4.81%	$ 37,607	4.23%
______________
*	Yields on tax exempt obligations have been computed on a tax equivalent basis.

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

            EverTrust Bank's deposit composition reflects a deposit mixture with certificates of deposit accounting for 55.0% of total deposits and negotiable order of withdrawal/checking accounts comprising a relatively modest 12.7% of total deposits.

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

            At March 31, 2003, the Bank had $94.5 million of jumbo certificates of deposit (balances of $100,000 or more), including $11.0 million in public unit funds which represents 2.2% of total deposits at March 31, 2003. EverTrust Bank is also authorized to utilize brokered deposits as a funding source, but has not done so to date. Management believes that its jumbo certificates of deposit and the use of brokered deposits present similar interest rate risk to its other deposit products.

            The following table sets forth information concerning the Bank's time deposits and other non-interest and interest-bearing deposits at March 31, 2003.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In thousands)

--%	N/A	Non-interest bearing accounts	$ 18,398	$ --	3.6%
0.8	N/A	Savings accounts	12,426	300	2.4
1.2	N/A	Checking accounts	64,358	300	12.7
1.6	N/A	Money market deposit accounts	133,586	1,000	26.3

		Certificates of Deposit

2.2	1-11 months	Fixed-term, fixed-rate	51,334	500	10.1
2.7	12-23 months	Fixed-term, fixed-rate	118,362	500	23.3
3.7	24-35 months	Fixed-term, fixed-rate	24,842	500	4.9
4.9	36-59 months	Fixed-term, fixed-rate	22,292	500	4.4
5.7	60-156 months	Fixed-term, fixed rate	62,671	500	12.3

		TOTAL	$ 508,269		100.0%


            The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2003. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$ 17,526
Over three through six months	14,844
Over six through twelve months	26,813
Over twelve months	35,315
Total	$ 94,498

            Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At March 31,
	2003			2002			2001
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Savings accounts	$ 12,426	2.44%	$ 673	$ 11,753	2.61%	$ 886	$ 10,867	2.37%
Demand deposit accounts	82,756	16.28	17,230	65,526	14.57	19,122	46,404	11.67
Money market deposit accounts	133,586	26.28	2,674	130,912	29.12	3,902	127,010	31.94
Fixed-rate certificates which mature:
Within 1 year	181,648	35.75	14,233	167,415	37.24	26,681	140,034	35.39
After 1 year, but within 2 years	50,817	10.00	23,577	27,240	6.06	740	26,500	6.66
After 2 years, but within 5 years	40,204	7.91	2,789	37,415	8.32	759	36,656	9.22
Certificates maturing thereafter	6,832	1.34	(2,518)	9,350	2.08	(122)	9,472	2.38
Total	$508,269	100.00%	$ 58,658	$449,611	100.00%	$51,968	$397,643	100.00%

            Deposit Accounts. Deposit accounts consisted of the following at the dates indicated:

	Weighted	At March 31,
	Average Rate at March 31,	2003		2002
	2003	Amount	%	Amount	%
		(Dollars in thousands)

Noninterest-bearing accounts	--%	$ 18,398	3.6%	$ 14,813	3.3%
Savings accounts	0.8	12,426	2.4	11,753	2.6
Checking accounts	1.2	64,358	12.7	50,713	11.3
Money market accounts	1.6	133,586	26.3	130,912	29.1
Time deposits by original term:
1 to 11 months	2.2	51,334	10.1	71,346	15.9
12 to 23 months	2.7	118,362	23.3	75,788	16.9
24 to 35 months	3.7	24,842	4.9	21,106	4.7
36 to 59 months	4.9	22,292	4.4	19,031	4.2
60 to 156 months	5.7	62,671	12.3	54,149	12.0
		279,501	55.0	241,420	53.7
		$508,269	100.0%	$449,611	100.0%


            Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

	Year Ended March 31,
	2003	2002	2001
	(In thousands)

Beginning balance	$449,611	$397,643	$382,986
Net deposits (withdrawals) before interest credited	45,077	35,749	(4,512)
Interest credited	13,581	16,219	19,169
Net increase in deposits	58,658	51,968	14,657
Ending balance	$508,269	$449,611	$397,643

            Borrowings. Deposits are the primary source of funds for EverTrust Bank's lending and investment activities and for general business purposes. EverTrust Bank has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements and to accomplish asset/liability management objectives. The FHLB of Seattle functions as a wholesale bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, EverTrust Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2003, the Bank maintained a committed credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate of 35% of the Bank's total assets, or $220.0 million, of which $101.0 million was outstanding. In addition, EverTrust Bank has a total of $47.0 million in unsecured lines of credit from three commercial banks at March 31, 2003, of which none was outstanding at March 31, 2003.

            The following table sets forth information regarding FHLB advances by EverTrust Bank at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise. During the year ended March 31, 2003, average borrowings outstanding increased primarily to fund loan growth.

	For the Year Ended March 31,
	2003	2002	2001
	(Dollars in thousands)

Maximum amount of borrowings outstanding
at any month end	$ 116,579	$129,338	$80,344

Approximate average borrowings outstanding	$ 108,230	$93,863	$59,211

Approximate weighted average rate paid	5.16%	5.45%	6.55%

	At March 31,
	2003	2002	2001
	(Dollars in thousands)

Balance outstanding at end of period	$ 100,984	$129,338	$80,344

Weighted average rate paid	5.19%	4.66%	6.31%


Subsidiary Activities

            Subsidiaries of the Company. At March 31, 2003, the Company owned two subsidiaries: EverTrust Bank and MB Cap (Mutual Bancshares Capital, Inc.). In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of the Investment Fund to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment and a non-managing interest in the General Partner of the Fund. The Fund will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners of the Fund and is subject to approval by the regulatory authorities. The investment in the Fund is recorded at fair value using the equity method, based on the percentage of ownership held in the Fund. MB Cap has committed to a total investment of $2.3 million. As of March 31, 2003, MB Cap has invested $2.1 million. The book value of the limited partnership investment, net of writedowns, at March 31, 2003 was $1.2 million compared to $1.4 million at March 31, 2002. Additional capital calls remaining as of March 31, 2003 totaled $112,500.

            Subsidiaries of EverTrust Bank. Sound Financial, Inc. is a wholly-owned subsidiary of EverTrust Bank. Sound Financial, Inc. has a turnkey contract with Linsco Private Ledger, to market annuities, stocks, bonds and mutual funds. Sound Financial, Inc. currently operates with one full time registered investment representative.

            The Bank formed a Washington chartered trust company, EverTrust Asset Management ("ETAM"), in March 2001, which was internally capitalized on May 1, 2001. ETAM exercises personal trust powers, with the primary emphasis on investment management. In connection with the organization of EverTrust Asset Management, the Bank assembled a team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance. At March 31, 2003, assets under management totaled $111.9 million compared to $55.6 million at March 31, 2002.

REGULATION

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

            New Legislation.

            Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

            The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

            The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the


accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

            The Sarbanes-Oxley Act addresses, among other matters:

  audit committees;

  certification of financial statements by the chief executive officer and the chief financial officer;

  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  a prohibition on insider trading during pension plan black out periods;

  disclosure of off-balance sheet transactions;

  a prohibition on personal loans to directors and officers;

  expedited filing requirements for Form 4s;

  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  "real time" filing of periodic reports;

  the formation of a public accounting oversight board;

  auditor independence; and

  various increased criminal penalties for violations of securities laws.

            The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

            Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

(1)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(2)	provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

(3)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(4)	provided an enhanced framework for protecting the privacy of consumer information;
(5)	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

(6)	modified the laws governing the implementation of the Community Reinvestment Act; and

(7)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

            The USA Patriot Act. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

            Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:


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


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

            The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of March 31, 2003, the Company's total risk based capital was 16.1% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 14.8% of risk-weighted assets.

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

            The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits


ranged from zero to 0.27% of covered deposits. As a well capitalized bank, EverTrust Bank qualified for the lowest rate on its deposits for calendar 2002.

            In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

            Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the fourth quarter of 2002, the annualized rate was 1.84 cents per $100 of insured deposits.

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

            At March 31, 2003, EverTrust Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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


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

            The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. EverTrust Bank calculated its leverage ratio to be 10.1% as of March 31, 2003.

            FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. EverTrust Bank has calculated its total risk-based ratio to be 12.9% as of March 31, 2003, and its Tier 1 risk-based capital ratio to be 11.7%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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


            The table below sets forth EverTrust Bank's capital position relative to the FDIC capital requirements at March 31, 2003. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At March 31, 2003
		Percent of Adjusted
	Amount	Total Assets(1)
	(In thousands)

Tier 1 (leverage) capital	$ 70,199	10.1%
Tier 1 (leverage) capital requirement	27,802	4.0
Excess	$ 42,397	6.1%

Tier 1 risk adjusted capital	$ 70,199	11.7%
Tier 1 risk adjusted capital requirement	24,000	4.0
Excess	$ 46,199	7.7%

Total risk-based capital	$ 77,744	12.9%
Total risk-based capital requirement	48,213	8.0
Excess	$ 29,531	4.9%
_______________
(1)	For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $696.2 million for EverTrust Bank. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $602.1 million for EverTrust Bank.

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

            Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national


banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

            Federal Home Loan Bank System. The FHLB of Seattle serves as a wholesale bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, EverTrust Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2003, EverTrust Bank held stock in the FHLB of Seattle in the amount of $6.3 million and had advances totaling $101.0 million, which mature in 2003 through 2020 at interest rates ranging from 2.8% to 8.2%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

            Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2003, EverTrust Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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


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


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

Competition

            EverTrust Bank operates in an intensely competitive market for the attraction of deposits, which is its primary source of funds, and in the origination of loans. Historically, its most direct competition for deposits has come from credit unions, mutual funds, community banks, large commercial banks and thrift institutions in its primary market area. Particularly in times of extremely low or extremely high interest rates, EverTrust Bank has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The Bank's competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions and insurance companies. Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Personnel

            At March 31, 2003, the Company had five employees and EverTrust Bank had 164 employees. The employees are not represented by a collective bargaining unit and management believes that the relationship with their employees is good.

Item 2. Properties

            At March 31, 2003 EverTrust and EverTrust Bank operate 13 full-service banking facilities, seven of which are owned and six of which are leased, and one loan production office which is leased. Management believes that the premises occupied by EverTrust and EverTrust Bank are well-located and suitably equipped to serve as financial services facilities. EverTrust Bank also operates ten proprietary automated teller machines that are part of a nationwide cash exchange network, all of which are located at certain offices of EverTrust Bank. EverTrust and EverTrust Bank also occupy administrative, subsidiary and operational support facilities located in Everett and Kent, Washington. The Bank also leases a facility in Seattle,


Washington for its trust and wealth management operations and a loan production office in Tacoma, Washington. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information related to EverTrust and EverTrust Bank's properties and other fixed assets.

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

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

            The Company's common stock is traded on the Nasdaq National Market under the symbol "EVRT". As of March 31, 2003, there were 4,834,779 shares of common stock outstanding and approximately 1,942 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

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

            In January 2003, the Company announced that its Board of Directors had authorized an eighth stock repurchase plan for the repurchase of up to 10% (approximately 490,000 shares) of the Company's outstanding common stock. At March 31, 2003, the Company had repurchased 4.2 million shares of its common stock.

            The following table sets forth the market price range of the Company's common stock for the years ended March 31, 2003 and 2002. This information was provided by the Nasdaq National Market.

Year		High	Low	Dividends

2003	First Quarter	$19.160	$17.500	$0.115
	Second Quarter	20.490	16.550	0.115
	Third Quarter	22.230	17.850	0.115
	Fourth Quarter	23.980	21.410	0.120

2002	First Quarter	$15.100	$14.450	$0.100
	Second Quarter	15.650	11.600	0.105
	Third Quarter	16.100	14.450	0.110
	Fourth Quarter	19.250	15.160	0.110

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

	At March 31,
	2003	2002	2001	2000	1999
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$706,163	$675,809	$602,403	$555,212	$452,089
Investment securities	37,967	54,858	71,661	108,054	75,432
Loans receivable, net	600,200	574,646	483,117	416,116	315,327
Deposit accounts	508,269	449,611	397,643	382,986	375,896
Borrowings	100,984	129,338	80,344	34,423	18,949
Total equity	91,695	92,824	120,146	133,529	52,263

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands)
OPERATING DATA:

Interest income	$ 45,936	$47,033	$46,472	$38,434	$33,894
Interest expense	19,283	21,333	23,048	18,832	17,837
Net interest income	26,653	25,700	23,424	19,602	16,057
Provision for loan losses	390	1,500	1,005	810	780
Net interest income after provision for loan
losses	26,263	24,200	22,419	18,792	15,277
Other operating income	5,747	3,343	2,632	1,290	1,927
Other operating expenses	22,467	19,369	17,403	19,696	15,532
Income before income taxes	9,543	8,174	7,648	386	1,672
Provision for income taxes	2,702	2,595	2,291	(186)	261
Net income	$ 6,841	$ 5,579	$ 5,357	$ 572	$ 1,411

Net income per common share:
Basic	$ 1.44	$ 0.97	$ 0.70	nm(1)	nm(1)
Diluted	$ 1.35	$ 0.94	$ 0.70	nm(1)	nm(1)
__________
(1) Earnings per share calculations are not meaningful as the Company converted from a mutual to a public company on September 30, 1999.

(table continues on following page) 37

	Year Ended March 31,
	2003	2002	2001	2000	1999
OTHER DATA:	(Dollars in thousands)

Number of:
Loans outstanding	4,250	4,503	4,352	4,119	3,505
Deposit accounts	31,081	30,048	30,176	30,404	30,221
Full service banking offices	13	12	12	12	12
Dividends paid	$ 2,318	$ 2,593	$ 2,595	$ 448	$ --

	At or For
	Year Ended March 31,
	2003	2002	2001	2000	1999
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on assets(1)	1.00%	0.91%	0.93%	0.11%	0.33%
Return on equity(2)(7)	7.37	5.12	4.20	NM	2.71
Equity-to-assets ratio(3)	13.53	17.69	22.25	18.47	12.18
Interest rate spread (4)	3.48	3.40	2.96	3.08	3.20
Net interest margin(5)	3.97	4.25	4.17	3.97	3.83
Average interest-earning assets to
average interest-bearing liabilities	117.08	124.11	129.33	123.32	114.75
Other operating expenses as a percent
of average total assets	3.27	3.14	3.03	3.89	3.64
Efficiency ratio (6)(7)	69.12	66.40	66.29	NM	66.74
Dividend payout ratio (8)	33.88	46.48	48.44	78.32	--

Capital Ratios:
Leverage	12.80	14.00	19.70	24.90	11.80
Tier 1 risk-based	14.80	14.60	22.50	27.90	13.70
Total risk-based	16.10	15.80	23.70	29.20	14.90

Asset Quality Ratios:
Nonaccrual and 90 days or more
past due loans as a percent
of total loans, net	0.04	--	0.27	0.10	0.12
Nonperforming assets as a percent
of total assets	0.03	0.08	0.23	0.07	0.08
Allowance for losses as a percent
of gross loans receivable	1.46	1.50	1.51	1.53	1.62
Allowance for loan losses as a percent
of nonperforming loans	3,955.31	37,173.55	572.23	1,593.12	1,500.53
Net charge-offs to average
outstanding loans	0.03	0.03	0.01	--	--
______________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.

(footnotes continue on following page) 38
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7)	Calculations are not meaningful for the year ended March 31, 2000 given the Company went public on September 30, 1999 and the one time charitable contribution expenses of $5.2 million made during the second quarter.
(8)	Dividends paid as a percentage of net income.

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


and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

Operating Strategy

            EverTrust is the financial holding company for EverTrust Bank, a Washington state chartered savings bank, and Mutual Bancshares Capital, Inc., a Washington corporation, which holds venture capital investments via a limited partnership.

            EverTrust Bank's strategy is to operate as a community-based, retail oriented financial institution offering a wide variety of banking products, delivered and distinguished by providing a superior level of customized service to individuals. EverTrust Bank attracts retail deposits and generates real estate secured loans through its 13 full service banking offices and its one loan production office using targeted marketing, customer cross-selling, referrals and its longstanding reputation in its market area as a primary means of meeting this strategy. EverTrust Bank strives to serve a niche base of higher balance transaction account customers by offering tiered, interest-bearing products, versus a mass market strategy that seeks lower balance/no interest/high fee transaction accounts. In addition to offering multi-family and commercial real estate loans, the Bank focuses on construction and land development loans, as well as one- to- four family real estate loans. Since single family lending has become a commodity product, EverTrust Bank has sought to diversify its lending activities by emphasizing real estate construction, multi-family and commercial lending. This diversification has allowed for continued customization of its lending products in a highly competitive environment. To a lesser but increasing extent, the Bank also originates business loans and consumer loans through a broadened product line with an emphasis on quality service. See Item 1, "Business -- Lending Activities."

            In connection with the merger of the Company's former bank subsidiary, Commercial Bank of Everett, with and into EverTrust Bank in February 2001, the Bank established a business and private banking group primarily focused on serving the needs of the Bank's business banking clients with a high level of customer service. This group provides banking services directly at the client's place of business, including lending and non-cash deposit activities, to the greatest extent possible. As part of the Bank's internal referral system, business and private banking clients are seamlessly referred to appropriate staff within the Bank that specialize in multi-family, commercial real estate and one-to-four family residential loans, as well as other banking and investment products and services. The business and private banking group generally targets business clients with annual revenues between $1 million and $30 million, but will also consider relationships outside of this range.

            The Bank significantly expanded its business banking group by opening a new business and private banking office in Seattle, Washington in May 2002 and by increasing its business banking network throughout all of the Bank=s offices in Snohomish County, Washington. See Item 1, "Business -- Lending Activities." During the last quarter of fiscal 2003, the Bank re-branded its business and private banking group as the private client group. The private client group also includes EverTrust Asset Management.

            The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to expand and diversify the consolidated operations of the Company across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Conversion and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time.

Comparison of Financial Condition at March 31, 2003 and March 31, 2002

            Total assets increased 4.5% from $675.8 million at March 31, 2002 to $706.2 million at March 31, 2003, primarily as a result of an increase in loans receivable, net, and cash and cash equivalents, partially offset by a decrease in the Company's investment portfolio.


            Cash and cash equivalents increased 94.4% from $19.2 million at March 31, 2002 to $37.3 million at March 31, 2003, primarily as a result of deposit growth and funds received from loan payoffs. The increase in cash will be used in the next several months to purchase shorter-duration investments and to fund future growth in the loan portfolio.

            Securities available for sale decreased 31.5% from $49.9 million at March 31, 2002 to $34.2 million at March 31, 2003. The decrease was due to sales and maturities, the proceeds of which will also be used to purchase shorter-duration investments and to fund growth in the loan portfolio. The sale of corporate bonds, mortgage-backed securities and equity securities was undertaken to improve the overall interest rate and credit risk of the portfolio. The growth in cash and cash equivalents is ultimately expected to be reinvested in a combination of high quality investments that can be pledged for use in future borrowings and in loans. Management intends to place most new investment purchases in the available for sale category which allows for active management of the securities portfolio to meet liquidity and asset/liability management needs. See Item 1, "Business -- Investment Activities."

            Loans receivable, net, increased 4.4% from $574.6 million at March 31, 2002 to $600.2 million at March 31, 2003, primarily as a result of commercial real estate permanent loans and one to four family construction and land development loans which increased $54.2 million from March 31, 2002 to March 31, 2003. Business loans increased from $30.6 million at March 31, 2002 to $40.4 million at March 31, 2003, the result of increased market penetration and a growth in average loan amounts. Total loans, before deducting undisbursed loan proceeds, deferred loan fees, and reserves for loan losses, increased 8.8% from $658.8 million at March 31, 2002 to $717.0 million at March 31, 2003.

            Loans held for sale on the secondary market were approximately $4.8 million at March 31, 2003 an increase of $4.1 million from $625,000 at March 31, 2002. The increase in loans held for sale is the result of the Bank's decision to sell $3.8 million of one to four family residential loans classified as jumbo loans for interest rate risk management purposes.

            Premises and equipment, net, decreased approximately $1.1 million from $10.2 million at March 31, 2002 to $9.1 million at March 31, 2003, as a result of depreciation expense associated with prior year purchases partially offset by additions. For the years ended March 31, 2002 and 2003, depreciation expense was $1.5 million and $1.7 million, respectively. See Item 2, "Properties."

            Total deposits of EverTrust increased by approximately $58.7 million, or 13.0%, from $449.6 million at March 31, 2002 to $508.3 million at March 31, 2003. The change is primarily the result of increases in time deposit accounts of $38.1 million from $241.4 million at March 31, 2002 to $279.5 million at March 31, 2003 and a $17.3 million increase in transaction accounts from $65.5 million at March 31, 2002 to $82.8 million at March 31, 2003. The increase in deposits from March 31, 2002 to March 31, 2003 is generally attributable to EverTrust Bank's targeted deposit growth marketing, an increased emphasis in attracting business deposits and an increased customer preference for FDIC insured deposits in the current volatile equities market.

            Federal Home Loan Bank advances and other borrowings decreased $28.3 million or 21.9% from $129.3 million at March 31, 2002 to $101.0 million at March 31, 2003. The need for borrowings since March 31, 2002 has decreased due to an increase in deposit balances and cash received from loan repayments.

            Total equity decreased approximately $1.1 million at March 31, 2003 to $91.7 million compared to $92.8 million at March 31, 2002. Earnings of $6.8 million for the year ended March 31, 2003 were more than offset by the repurchase of shares of the Company's common stock for $7.7 million and dividends paid of $2.3 million.

Comparison of Operating Results for the Years Ended March 31, 2003 and 2002

            Net Income. Net income increased approximately $1.2 million from $5.6 million for the year ended March 31, 2002 to $6.8 million for the year ended March 31, 2003. The increase is due primarily to a $2.4 million increase in non-interest income and a $2.1 million increase in net interest income after provision for loan losses, offset in part by a $3.1 million increase in non-interest expenses due primarily to the addition of the client contact center, the new business and private banking office located in Seattle, Washington, and the MB Cap investment write-down to market value.


            Net Interest Income. Net interest income before provision for loan losses increased 3.7% from $25.7 million for the year ended March 31, 2002 to $26.7 million for the year ended March 31, 2003. The change is due primarily to the lower cost of interest bearing liabilities.

            Interest income decreased approximately $1.1 million from $47.0 million for the year ended March 31, 2002 to $45.9 million for the same period in 2003. During this same time period, the average balance of interest-earning assets increased from $605.4 million for the year ended March 31, 2002 to $671.4 million for the year ended March 31, 2003 resulting in an increase of approximately $5.0 million in income. The yield on interest-earning assets decreased from 7.77% for the year ended March 31, 2002 to 6.84% for the same period in 2003 resulting in a decrease to income of $5.3 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased deposit. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans, downward interest rate adjustments on variable rate loans and new loans made at lower market interest rates.

            Interest expense decreased $2.1 million for the year ended March 31, 2003 compared to the same period in 2002. The average balance of interest-bearing liabilities increased 17.6% or $85.7 million from $487.8 million at March 31, 2002 to $573.5 million for the year ended March 31, 2003 resulting in an increase of $3.8 million in expense. This increase was offset by a $5.0 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 4.37% for the year ended March 31, 2002 to 3.36% for the same period in 2003. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 19.7% of interest-bearing liabilities for the year ended March 31, 2003 compared to 19.1% for the same period in 2002.

            Provision for Loan Losses. For the year ended March 31, 2003, the provision for loan losses was $390,000, compared to $1.5 million for the same period in 2002, a decrease of $1.1 million. The decrease is attributable to management's quarterly analysis of loan reserve adequacy that indicated that only a slight dollar amount increase was necessary during the year ended March 31, 2003. The allowance for loan losses increased $225,000 from $8.8 million at March 31, 2002 to $9.0 million at March 31, 2003. Net loan charge-offs for the year ended March 31, 2003 totaled $165,000 compared to $185,000 for the year earlier.

            The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.46% at March 31, 2003 compared to 1.50% at March 31, 2002.

            Non-interest Income. Non-interest income increased $2.4 million to $5.7 million for the year ended March 31, 2003 compared to the same period in 2002. The large growth in non-interest income was primarily the result of brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM, loan modification fees and gain on loan sales totaling $3.1 million for the year ended March 31, 2003 compared to $1.1 million for the year ended March 31, 2002. The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group were due to increased assets under management and transaction volume. The units started operations in May and June 2001, respectively.

            Loan modification fees increased due to additional activity for the renewal and extension of loans and the re-negotiation of loan terms, some of which were triggered by the decline in market interest rates. Service fees and other non-interest income increased due to volume. Gain on sale of loans increased $714,000 to $1.2 million for the year ended March 31, 2003 compared to $445,000 for the year ended March 31, 2002. The large increase is due to the additional volume of one to four family loans generated by the decline in market interest rates.


	Year Ended March 31,
	2003	2002
	(In thousands)

Brokered loan fees	$ 716	$ 228
ETAM management fees	586	215
Loan modification fees	627	254
Gain (loss) on sale of securities	(84)	26
Gain on sale of loans	1,159	445
Service fees and other, net	2,743	2,175
Total noninterest income	$ 5,747	$ 3,343

            Non-interest Expense. Non-interest expense increased $3.1 million from $19.4 million for the year ended March 31, 2002 to $22.5 million for the same period in 2003. The increase is due primarily to additional salary and employee benefits of $1.4 million from $11.0 million for the year ended March 31, 2002 to $12.4 million for the year ended March 31, 2003. Compensation expense increased as a result of higher staffing levels primarily due to the addition of the contact center and the new business and private banking office located in Seattle, Washington. Occupancy and equipment expenses increased $178,000 from $2.9 million for the year ended March 31, 2002 to $3.1 million for the year ended March 31, 2003. The increase is primarily due to expenses associated with the new Seattle office.

            Other expenses increased $1.1 million from $4.4 million for the year ended March 31, 2002 to $5.5 million for the same period in 2003. The increase is primarily the result of additional marketing and operating expenses associated with the new Seattle office, the opening of the client contact center along with the MB Cap investment write-down of $414,000 to market value.

            Provision for Income Taxes. Federal income taxes increased $107,000 from $2.6 million for the year ended March 31, 2002 to $2.7 million for the year ended March 31, 2003. The change is due to increased taxable earnings offset in part by a lower effective tax rate. The Company's benefit from low-income housing tax credits has expired, and as a result it is anticipate that the tax rate for the year ended March 31, 2004 will be closer to the statutory rate.

Comparison of Operating Results for the Years Ended March 31, 2002 and 2001

            Net Income. Net income increased from $5.4 million for the year ended March 31, 2001 to $5.6 million for the year ended March 31, 2002.

            Net Interest Income. Net interest income increased $1.8 million from $22.4 million for the year ended March 31, 2001 to $24.2 million for the year ended March 31, 2002. The change was due primarily to higher average balances of interest-earning assets and lower cost of average interest-bearing liabilities.

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


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

            Non-Interest Expense. Non-interest expense increased $2.0 million from $17.4 million for the year ended March 31, 2001 to $19.4 million for the same period in 2002. The increase was due primarily to additional salary and employee benefits for production and support related positions. Compensation expense increased as a result of increased staffing levels primarily due to the start up of ETAM, the commercial mortgage banking group in Tacoma, and the customer care center in Everett, Washington. Occupancy and equipment expenses increased approximately $307,000 from $2.6 million for the year months ended March 31, 2001 to $2.9 million for the year ended March 31, 2002. The increase is attributable to expenses associated with the two new offices (ETAM, Tacoma) and the customer care center. Other expenses decreased $56,000 to $4.4 million for the year ended March 31, 2002 from $4.4 million for the same period in 2001. The decrease was attributable to a writedown of an investment made through Mutual Bancshares in 2001 partially offset by additional advertising and marketing expenses associated with the ETAM opening in 2002.

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


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

	Year Ended March 31,
	2003			2002			2001
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$598,963	$ 42,798	7.15%	$532,112	$43,021	8.08%	$461,957	$40,173	8.70%
Investment securities	45,608	2,437	5.34	62,379	3,507	5.62	91,572	5,718	6.24
Federal Home Loan Bank stock	6,085	388	6.38	4,875	333	6.83	4,451	290	6.52
Cash and cash equivalents	20,723	313	1.51	6,040	172	2.85	4,133	291	7.04
Total interest-earning assets	671,379	45,936	6.84	605,406	47,033	7.77	562,113	46,472	8.27

Noninterest-earning assets	14,671			10,693			11,732

Total average assets	$686,050			$616,099			$573,845

Interest-bearing liabilities:
Savings accounts	$ 11,721	$ 142	1.21	$ 10,760	$ 230	2.14	$ 10,107	288	2.85
Checking accounts	58,088	801	1.38	35,680	719	2.02	35,845	907	2.53
Money market deposit accounts	129,717	2,508	1.93	129,854	3,905	3.01	120,942	5,391	4.46
Time deposits	261,243	10,130	3.88	218,143	11,365	5.21	209,173	12,583	6.02
Total deposits	460,769	13,581	2.95	394,437	16,219	4.11	376,067	19,169	5.10
Borrowings	112,685	5,702	5.06	93,375	5,114	5.48	58,556	3,879	6.62
Total interest-bearing
liabilities	573,454	19,283	3.36	487,812	21,333	4.37	434,623	23,048	5.30

Noninterest-bearing liabilities	19,755			19,315			11,567

Total average liabilities	593,209			507,127			446,190

Average equity	92,841			108,972			127,655

Total liabilities and equity	$686,050			$616,099			$573,845

Net interest income		$ 26,653			$25,700			$23,424
Interest rate spread			3.48%			3.40%			2.96%
Net interest margin			3.97%			4.25%			4.17%
Ratio of average interest-earning
assets to average interest-
bearing liabilities		117.08%			124.11%			129.33%
_________________________
(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.

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

	Year Ended March 31,				Year Ended March 31,
	2003 Compared to Year				2002 Compared to Year
	Ended March 31, 2002				Ended March 31, 2001
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
			Rate/				Rate/
	Rate	Volume	Volume	Total	Rate	Volume	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net (1)	$ (5,000)	$ 5,405	$ (628)	$ (223)	$(2,824)	$ 6,101	$ (429)	$ 2,848
Investment securities	(174)	(943)	47	(1,070)	(570)	(1,824)	182	(2,212)
Federal Home Loan Bank stock	(22)	83	(5)	56	14	28	1	43
Interest-bearing deposits	(81)	418	(196)	141	(173)	134	(80)	(119)

Total net change in income on interest-earning assets	$ (5,277)	$ 4,963	$ (782)	$(1,096)	$(3,553)	$ 4,439	$ (326)	560

Interest-bearing liabilities:
Savings accounts	$ (100)	$ 21	$ (9)	(88)	$ (72)	$ 19	$ (5)	(58)
Checking accounts	(227)	452	(143)	82	(185)	(4)	1	(188)
Money market deposit accounts	(1,394)	(4)	1	(1,397)	(1,754)	397	(129)	(1,486)
Time deposits	(2,906)	2,245	(574)	(1,235)	(1,685)	540	(72)	(1,217)
Total average deposits	(4,627)	2,714	(725)	(2,638)	(3,696)	952	(205)	(2,949)
Federal Home Loan Bank advances	(389)	1,058	(80)	589	(672)	2,306	(400)	1,234

Total net change in expense on
interest-bearing liabilities	$ (5,016)	$ 3,772	$ (805)	$(2,049)	$(4,368)	$ 3,258	$ (605)	(1,715)

Net change in net interest
income				$ 953				$ 2,276
________________
(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.


Yields Earned and Rates Paid

            The following table sets forth, on a consolidated basis, for the periods and at the dates indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

		For the Year
	At March 31,	Ended March 31,
	2003	2003	2002	2001
Weighted average yield on
Loans receivable, net (1)	6.87%	7.15%	8.08%	8.70%
Investment securities	6.42	5.34	5.62	6.24
Federal Home Loan Bank stock	6.13	6.38	6.83	6.52
Cash and cash equivalents	1.14	1.51	2.85	7.04
Total interest-earning assets	6.61	6.84	7.77	8.27

Weighted average rate paid on:
Savings accounts	0.75	1.21	2.14	2.85
Checking accounts	1.19	1.38	2.02	2.53
Money market deposit accounts	1.64	1.93	3.01	4.46
Time deposits	3.55	3.88	5.21	6.02
Total average deposits	2.55	2.95	4.11	5.10
Federal Home Loan Bank advances	5.65	5.06	5.48	6.62
Total interest-bearing liabilities	3.26	3.36	4.37	5.30

Interest rate spread	3.35	3.48	3.40	2.96

Net interest margin	3.84	3.97	4.25	4.17
________________________
(1)

Weighted average rate earned on loans does not include earnings from deferred loan fees at March 31, 2003. Earnings from the amortization of loan fees was included in the weighted average rate calculations for the years ended March 31, 2003, 2002 and 2001.

Asset and Liability Management and Market Risk

            Risks When Interest Rates Change. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. Net income is further affected by gains and losses on loans held for sale, which can be affected by changes in interest rates. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company's profitability is also affected by the level of non-interest income and expenses. Non-interest income includes loan brokerage fees, asset management fees, loan service fees, service charges and fees on accounts and gains on sale of investments and loans. Non-interest expenses primarily include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums and information processing expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.


            The following table sets forth at March 31, 2003, the estimated percentage change in EverTrust Bank's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

	Estimated Change in
Change (In Basis Points ("bp"))	Net Interest Income	Economic Value of
in Interest Rates (1)	(next four quarters)	Portfolio Equity

300 bp	(2.3)%	(22.4)%
200	(2.7)	(16.3)
100	(1.9)	(8.4)
0	--	--
(100)	3.3	6.4
______________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

            Prepayments for mortgage loans and consumer loans were based on management's evaluation of its current loan portfolio. Prepayments are assumed to increase when market rates decline and decrease as market rates increase. EverTrust's loans and mortgage backed investment securities are the only assets or liabilities which are assumed to have prepayments for the purpose of determining market value changes.

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

            How the Company Manages Its Risk of Interest Rate Changes. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is


authorized to engage in limited hedging activities for its saleable loan pipeline. The Company has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Loan Maturity and Repricing," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Deposit Accounts -- Time Deposits by Maturities."

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

            The primary investing activity of the Company is the origination of commercial real estate loans as well as commercial construction loans, business loans and residential (including multi-family) mortgage loans. During the years ended March 31, 2002 and 2003, the Company originated $298.6 and $435.6 million in total loans, respectively.

            A secondary, but increasing activity of the Company is the origination of business loans. During the years ended March 31, 2002 and 2003, the Company originated $28.8 million and $40.0 million of these loans, respectively. Other investing activities during these periods include the purchase of investment securities to provide liquidity and yield. These activities were funded primarily by principal repayments on loans and deposits.

            In addition, another investing activity of the Company has been the repurchase of stock. For information regarding the Company's repurchase of it outstanding common stock, see "Regulation -- the Company -- Stock Repurchases."

            EverTrust Bank must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The sources of funds include deposits and principal and interest payments from loans and investments and FHLB of Seattle advances. During fiscal years 2002 and 2003, EverTrust Bank used these sources of funds primarily to fund loan commitments and to pay maturing savings certificates and deposit withdrawals. At March 31, 2003, EverTrust Bank had loan commitments, excluding loans in process, of $7.8 million.

            At March 31, 2003, the Company had $359,000 of unrealized gains on securities classified as available for sale, which represented one percent of the amortized cost basis, or $33.8 million, of the related securities. Movements in market interest rates will affect the unrealized gains and losses in these securities. However, assuming that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

            At March 31, 2003, certificates of deposit amounted to $279.5 million, or 55.0%, of the Bank's total deposits, including $181.6 million which were scheduled to mature by March 31, 2004. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan


commitments by deposits and, if necessary, FHLB of Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

Impact of Accounting Pronouncements and Regulatory Policies

            Recently Issued Accounting Standards. In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements.

            In January 2003, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN No. 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN No. 46 is effective for newly created VIEs beginning February 1, 2003, and for existing VIEs as of the third quarter of 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial statements.

            In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

            In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN No. 45 has not had a material impact on the Company's financial statements.

            In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 allows financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. SFAS No. 147 is generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's financial statements .

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities when a liability has been incurred. Under


previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company's financial statements.

            In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's financial statements.

            In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

            In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which took effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's financial statements.

            In July 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, which were effective for the Company on April 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company has not engaged in any business combinations since the adoption of SFAS No. 141 and does not currently have any goodwill. The adoption of SFAS No. 141 and SFAS No. 142 have not had any effect on the Company's financial statements.

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


Item 8. Financial Statements and Supplementary Data

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Independent Auditors' Report	53
Consolidated Statements of Financial Condition as of March 31, 2003 and 2002	54
Consolidated Statements of Operations For the Years Ended
March 31, 2003, 2002 and 2001	55
Consolidated Statements of Comprehensive Income For the
Years Ended March 31, 2003, 2002 and 2001	57
Consolidated Statements of Changes in Stockholders' Equity For the
Years Ended March 31, 2003, 2002 and 2001	58
Consolidated Statements of Cash Flows For the Years Ended
March 31, 2003, 2002 and 2001	59
Notes to Consolidated Financial Statements	61


INDEPENDENT AUDITORS' REPORT

Board of Directors
EverTrust Financial Group, Inc.
Everett, Washington

We have audited the accompanying consolidated statements of financial condition of EverTrust Financial Group, Inc. and subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
Seattle, Washington
May 2, 2003


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2003 AND 2002
(Amounts in thousands, except share amounts)

ASSETS	2003	2002

ASSETS:
Cash and cash equivalents, including interest-bearing deposits of $27,415 and $8,975	$ 37,259	$ 19,166
Securities available for sale, amortized cost of $33,807 and $49,336	34,167	49,903
Securities held to maturity, fair value of $3,999 and $5,126	3,800	4,955
Federal Home Loan Bank stock-at cost	6,334	5,946
Loans receivable, net of allowances of $8,979 and $8,754	600,200	574,646
Loans held for sale, fair value of $4,813 and $634	4,755	625
Accrued interest receivable	3,280	3,638
Premises and equipment-net	9,074	10,196
Other real estate owned		524
Prepaid expenses and other assets	7,294	6,210

TOTAL	$ 706,163	$ 675,809

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$ 508,269	$ 449,611
Federal Home Loan Bank advances and other borrowings	100,984	129,338
Accounts payable and other liabilities	5,215	4,036

Total liabilities	614,468	582,985

EQUITY:
Common stock, no par value-authorized, 49,000,000 shares; outstanding, 4,834,779 and 5,170,569 shares	30,613	37,390
Employee Stock Ownership Plan ("ESOP") debt	(396)	(792)
Retained earnings	62,542	58,019
Shares held in trust for stock-related compensation plans	(1,301)	(2,167)
Accumulated other comprehensive income	237	374

Total equity	91,695	92,824

TOTAL	$ 706,163	$ 675,809

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands, except share amounts)

	2003	2002	2001
INTEREST INCOME:
Loans receivable	$ 42,798	$ 43,021	$ 40,173
Investment securities:
Taxable interest income	2,514	3,296	5,279
Tax-exempt interest income	205	251	381
Dividend income	419	465	639

Total investment securities income	3,138	4,012	6,299

Total interest income	45,936	47,033	46,472

INTEREST EXPENSE:
Deposit accounts	13,581	16,219	19,169
Federal Home Loan Bank advances and other borrowings	5,702	5,114	3,879

Total interest expense	19,283	21,333	23,048

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,653	25,700	23,424

PROVISION FOR LOAN LOSSES	390	1,500	1,005

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,263	24,200	22,419

NONINTEREST INCOME:
Loan service fees	2,401	1,257	742
Gain on sale of securities and loans	1,075	471	431
Other	2,271	1,615	1,459

Total noninterest income	5,747	3,343	2,632

NONINTEREST EXPENSES:
Salaries and employee benefits	12,406	10,965	9,391
Occupancy and equipment	3,103	2,925	2,618
Information processing costs	1,455	1,103	962
Other	5,503	4,376	4,432

Total noninterest expenses	22,467	19,369	17,403

EARNINGS BEFORE FEDERAL INCOME TAXES	9,543	8,174	7,648

			(Continued)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands, except share amounts)

	2003	2002	2001

EARNINGS BEFORE FEDERAL INCOME TAXES	$9,543	$8,174	$7,648

FEDERAL INCOME TAXES:
Current	1,958	2,525	2,502
Deferred	744	70	(211)

Total federal income taxes	2,702	2,595	2,291

NET INCOME	$6,841	$5,579	$5,357

NET INCOME PER COMMON SHARE-Basic	$1.44	$0.97	$0.70

NET INCOME PER COMMON SHARE-Diluted	$1.35	$0.94	$0.70

WEIGHTED-AVERAGE SHARES OUTSTANDING-Basic	4,745,865	5,758,952	7,614,167

WEIGHTED AVERAGE SHARES OUTSTANDING-Diluted	5,055,002	5,937,199	7,666,870

See notes to consolidated financial statements.			(Concluded)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands)

	2003	2002	2001

NET INCOME	$ 6,841	$ 5,579	$ 5,357

OTHER COMPREHENSIVE INCOME- Net of income taxes:
Gross unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of deferred income tax (benefit) expense of $(42), $(2), and $809	(82)	(4)	1,556
Less adjustment for gains included in net income, net of income tax benefit of $(29), $(9), and $(13)	(55)	(17)	(25)

Other comprehensive (loss) income	(137)	(21)	1,531

COMPREHENSIVE INCOME	$ 6,704	$ 5,558	$ 6,888

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands, except share amounts)

	Common Stock		Debt Related	Retained	Shares Held in Trust for Stock-Related Compensation	Accumulated Other Comprehensive Income
	Shares	Amount	to ESOP	Earnings	Plans	(Loss)	Total
BALANCE-April 1, 2000	8,536,937	$ 83,978	$ (1,584)	$ 52,271	$ -	$ (1,136)	$ 133,529
Common stock repurchased	(1,638,144)	(19,406)					(19,406)
Repayment of ESOP debt			396				396
ESOP activity-change in value of shares committed to be released		33					33
Restricted stock issued to Management Recognition Plan ("MRP")	359,450	4,335			(4,335)
Amortization of compensation related to MRP					1,301		1,301
Net income				5,357			5,357
Dividends paid				(2,595)			(2,595)
Other comprehensive income-net of income taxes						1,531	1,531

BALANCE-March 31, 2001	7,258,243	68,940	(1,188)	55,033	(3,034)	395	120,146

Common stock repurchased	(2,087,674)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity-change in value of shares committed to be released		151					151
Amortization of compensation related to MRP					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive loss-net of income taxes						(21)	(21)

BALANCE-March 31, 2002	5,170,569	37,390	(792)	58,019	(2,167)	374	92,824

Common stock repurchased	(375,493)	(7,664)					(7,664)
Common stock options exercised	39,703	479					479
Tax benefit from stock options exercised		143					143
Repayment of ESOP debt			396				396
ESOP activity-change in value of shares committed to be released		265					265
Amortization of compensation related to MRP					866		866
Net income				6,841			6,841
Dividends paid				(2,318)			(2,318)
Other comprehensive loss-net of income taxes						(137)	(137)

BALANCE-March 31, 2003	4,834,779	$ 30,613	$ (396)	$ 62,542	$ (1,301)	$ 237	$ 91,695

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands)

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$ 6,841	$ 5,579	$ 5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,726	1,521	1,116
Dividends on Federal Home Loan Bank stock and accretion of investment security discounts	(607)	(463)	(505)
Loss (gain) on sale of premises and equipment and real estate owned	(78)	29
Loss (gain) on impairment of investment security	156	(214)	214
Amortization of investment security premiums	103	105	172
Loss on limited partnership	631	107	108
Provision for losses on loans	390	1,500	1,005
Amortization of deferred loan fees and costs	(2,328)	(1,734)	(1,290)
Loan fees deferred	2,730	2,114	1,672
Proceeds from sale of loans	55,349	22,841	24,501
Loans originated for sale	(59,479)	(25,890)	(24,529)
Deferred taxes	744	70	(211)
Amortization of compensation related to MRP	866	867	1,301
Changes in operating assets and liabilities:
Accrued interest receivable	358	209	(194)
Prepaid expenses and other assets	(1,969)	219	580
Accounts payable and other liabilities	1,179	(234)	(4)

Net cash provided by operating activities	6,612	6,626	9,293

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	18,804	25,908	34,477
Proceeds from maturities of securities held to maturity	1,158	3,412	3,723
Proceeds from sale of securities available for sale	27,145	18,325	11,184
Purchases of securities available for sale	(30,464)	(30,632)	(10,841)
Purchases of Federal Home Loan Bank stock		(961)	(75)
Loan principal payments	349,769	183,587	123,545
Loans originated or acquired	(376,115)	(273,778)	(192,784)
Proceeds from sales of reacquired assets and real estate owned	587	231
Investment in real estate owned		(674)
Investment in limited partnership	(419)	(276)	(277)
Net additions to premises and equipment	(589)	(2,200)	(2,520)

Net cash used in investing activities	(10,124)	(77,058)	(33,568)

BALANCE	(3,512)	(70,432)	(24,275)

			(Continued)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
(Amounts in thousands)

	2003	2002	2001

BALANCE	$ (3,512)	$ (70,432)	$ (24,275)

FINANCING ACTIVITIES:
Net increase in deposit accounts	58,658	51,968	14,657
Repurchase shares of common stock	(7,399)	(31,550)	(19,373)
Proceeds from stock options exercised	479
Tax benefit from stock options exercised	143
Dividends paid on common stock	(2,318)	(2,593)	(2,595)
Repayment of loan to ESOP	396	396	396
Proceeds from other borrowings		4,350	22,502
Repayment of other borrowings	(12,050)	(5,352)	(12,950)
Proceeds from Federal Home Loan Bank advances	43,800	128,030	173,107
Repayments of Federal Home Loan Bank advances	(60,104)	(78,034)	(136,738)

Net cash provided by financing activities	21,605	67,215	39,006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,093	(3,217)	14,731

CASH AND CASH EQUIVALENTS:
Beginning of year	19,166	22,383	7,652

End of year	$ 37,259	$ 19,166	$ 22,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-Cash paid during the year for:
Interest on deposits	$ 13,655	$ 16,378	$ 19,027

Federal income taxes	$ 2,355	$ 2,165	$ 2,690

Interest on borrowings	$ 5,740	$ 4,910	$ 3,699

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES-
Real estate acquired through foreclosure	$ -	$ 674	$ 85

See notes to consolidated financial statements.			(Concluded)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation—The consolidated financial statements include EverTrust Financial Group, Inc. and subsidiaries (the "Company"). The Company's subsidiaries are Mutual Bancshares Capital ("MB Cap"), EverTrust Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Sound Financial, Inc. and EverTrust Asset Management ("ETAM"). ETAM was formed as a Washington-chartered trust company in March 2001 and capitalized on May 1, 2001. ETAM exercises personal trust powers, with a primary emphasis on investment management. On September 1, 1996 (inception), Commercial Bank of Everett ("CBE") was formed as a wholly owned subsidiary of the Company. Effective February 1, 2001, CBE merged into the Bank. Effective July 1, 2001, the Company integrated its item processing subsidiary, I-Pro, Inc. ("I-Pro"), into the operations of its principal subsidiary, EverTrust Bank. All significant intercompany transactions and balances have been eliminated.

Nature of Business— The Company is subject to regulation by the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation ("FDIC"). The stock is traded on the NASDAQ stock market under the trading symbol of EVRT. Through its bank subsidiary, EverTrust Bank, the Company is primarily engaged in attracting deposits from the general public through its 12 offices in Snohomish County and two offices in King County and using those funds, together with borrowings, to originate loans secured by real estate and to purchase investment securities. The Company sells nonproprietary mutual funds and annuities through Sound Financial, Inc., a subsidiary of the Bank. The Company also is engaged in providing loans to customers, which are predominately local businesses and individuals, through its commercial banking group offices in Seattle and Everett.

Cash and Cash Equivalents—For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and in banks, overnight investments, and highly liquid debt instruments with maturities at the time of purchase of three months or less. For those short-term investments, the carrying value is a reasonable estimate of fair value.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required to be maintained under Federal Reserve Bank of San Francisco reserve calculations of $961,000 and $1,331,000 at March 31, 2003 and 2002, respectively.

Investment Securities—

a.	Securities Available For Sale—Securities available for sale are carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Gains and losses on the sale of investment securities are computed under the specific identification method. Unrealized losses resulting from market valuation differences deemed other than temporary are included in earnings.

b.	Securities Held To Maturity—Securities held to maturity are stated at cost and are adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity are designated as such at the date of purchase based on management's positive intent


and ability to hold such investments to maturity. No held-to-maturity securities were deemed to have losses resulting from market valuation differences deemed other than temporary.

Loans—Loans held for investment are reported at the principal amount outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Interest is accrued primarily on a simple interest basis.

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

Loans Held For Sale—Loans originated and held for sale are carried at the lower of cost or market value on an aggregate basis. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized when the loans are sold.

Reserve For Loan Losses—The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries.

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

The formula allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification system, and general economic, business, and regulatory conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date. The Company derives the loss percentage factors for problem graded loans using regulatory guidelines and, for pass graded loans, by using estimated credit


losses over the upcoming 12 months based on the annual rate of charge-offs experienced both by the Company and industry-wide over the previous three years on similar loans, adjusted for current trends.

Specific allowances are established in cases in which management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred.

The unallocated allowance, if any, comprises two components. The first component recognizes the estimation risk associated with the formula and specific allowances. The second component is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in particular segments of the portfolio, and the duration of the current business cycle.

Mortgage Servicing Rights—Originated servicing rights, reported within prepaid expenses and other assets, are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total costs of the mortgage loans are allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance. Such amounts are not material at March 31, 2003 and 2002.

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

Real Estate Owned—Real estate owned ("REO") includes properties acquired through foreclosure that are transferred to REO. These properties are initially recorded at the lower of cost or fair value. Write-downs that result from the ongoing periodic valuation of the foreclosed properties are charged to other expenses in the period in which they are identified. Gains or losses at the time the property is sold are charged or credited to other income in the period in which they are realized. The amounts the Company will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Company or because of changes in the Company's strategy for recovering its investments.

Real Estate Held for Investment—Real estate held for investment, reported within prepaid expenses and other assets, represents the Company's investment in two real estate partnerships of which the principal activity is the development of low income housing. The Company earns low income housing tax credits on these real estate partnerships, which reduce the Company's federal income tax provision and liability. These credits expired as of March 31, 2003, and the recorded value at that date is $-0-.


Other Assets—Through its subsidiary, MB Cap, the Company provides equity to high technology businesses in the seed, start-up, and early stages of development via its investment in Bancshares Capital L.P. (the "Fund"). In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of the Fund to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment and a non-managing interest in the General Partner of the Fund. The Fund will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners of the Fund and is subject to approval by regulatory authorities. The investment in the Fund is recorded at fair value using the equity method, based on the percentage of ownership held in the Fund. Such amounts were $1,196,464 and $1,361,000 at March 31, 2003 and 2002, respectively.

Premises and Equipment—Premises and equipment are stated at cost, less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method. Estimated useful lives are as follows:

Buildings and improvements	Up to 27.5 years
Furniture, computers, fixtures, and automobiles	3 - 15 years

The Company capitalizes expenditures for betterments and major renewals and charges ordinary maintenance and repairs to operations as incurred.

The Company periodically reviews premises and equipment for impairment. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Income Taxes—Income taxes are accounted for using the liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability, net of deferred tax asset, from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries.

Earnings Per Share—Earnings per share ("EPS") is computed using the weighted-average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 309,137, 178,247, and 52,703 for the years ended March 31, 2003, 2002, and 2001, respectively.

Employee Stock Ownership Plan—The Company sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of EPS calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.


Stock Option Plan—In July 2000, the shareholders approved the 2000 Stock Option Plan (the "Plan"). On August 29, 2000, the Compensation Committee granted nonqualified stock options and incentive stock options to certain employees and directors of the Company, totalling 698,566 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 898,625 common shares of the Company. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization, or reorganization. The Board of Directors makes available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $307,000 for 2003, $289,000 for 2002, and 255,000 for 2001. Net income per share for both basic and diluted would have decreased by $.06 in 2003, $.05 in 2002, and $.03 per share in 2001.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Annual dividend yield	2.35 to 2.51%	2.82 to 2.99%	2.64%
Expected volatility	17.12 to 17.53%	17.56 to 18.07%	17.34%
Risk-free interest rate	3.61 to 5.05%	4.82 to 5.27%	6.07%
Expected lives	7 yrs	7 yrs	7 yrs

Had compensation cost for the Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	2003	2002	2001

Net income:
As reported	$ 6,841	$ 5,579	$ 5,357
Pro forma	6,534	5,290	5,102

Basic earnings per share:
As reported	1.44	0.97	0.70
Pro forma	1.38	0.92	0.67

Diluted earnings per share:
As reported	1.35	0.94	0.70
Pro forma	1.29	0.89	0.67

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and


assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company uses significant estimates in determining reported reserves and allowances for loan losses and deferred tax assets and liabilities.

Recently Issued Accounting Standards—In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51, to clarify when an entity should consolidate another entity known as a Variable Interest Entity ("VIE"), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN No. 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN No. 46 is effective for newly created VIEs beginning February 1, 2003, and for existing VIEs as of the third quarter of 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1). SFAS No. 148 did not require the Company to change to the fair value-based method of accounting for stock-based compensation.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN No. 45 has not had a material impact on the Company's financial statements.


In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 allows financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. SFAS No. 147 is generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's financial statements .

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which took effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 is not expected to materially impact the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, which were effective for the Company on April 1, 2002. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company has not engaged in any business combinations since the adoption of SFAS No. 141 and does not currently have any goodwill. The adoption of SFAS No. 141 and SFAS No. 142 have not had any effect on the Company's financial statements.

Reclassifications—Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform with the classifications used in 2003.


2.   SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date consist of the following at March 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2003:
Debt securities:
U.S. government agency securities due:
Within one year	$ 1,984	$ 50	$ -	$ 2,034
After one year through five years	13,262	183		13,445
	15,246	233		15,479

Municipal obligations due:
Within one year	415	7		422
After one year through five years	610	29		639
After 10 years	1,321			1,321

	2,346	36		2,382

Obligations of corporations due:
Within one year	500	1		501

	500	1		501

Mortgage-backed securities due:
After one year through five years	4,011	109		4,120
After five years through 10 years	2,706	91		2,797
After 10 years	7,356	262		7,618
	14,073	462		14,535

Equity securities:
Mutual funds	616			616
Other stock	1,026		(372)	654
	1,642		(372)	1,270
	$ 33,807	$ 732	$ (372)	$ 34,167


	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2002:
Debt securities:
U.S. government agency securities due:
Within one year	$ 472	$ 29	$ (18)	$ 483
After one year through five years	3,954	78		4,032
	4,426	107	(18)	4,515

Municipal obligations due:
Within one year	913	12		925
After one year through five years	1,582	21		1,603
After 10 years	1,401			1,401
	3,896	33		3,929

Obligations of corporations due:
Within one year	4,016	62		4,078
After one year through five years	4,847	118		4,965
After 10 years	500		(6)	494
	9,363	180	(6)	9,537

Mortgage-backed securities due:
After one year through five years	8,257	194		8,451
After five years through 10 years	2,706	63	(2)	2,767
After 10 years	17,384	260	(94)	17,550
	28,347	517	(96)	28,768

Equity securities:
Mutual funds	1,148			1,148
Other stock	2,156	14	(164)	2,006
	3,304	14	(164)	3,154
	$ 49,336	$ 851	$ (284)	$ 49,903

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Gross realized gains on the sale of securities available for sale were $480,072, $153,831, and $252,801 for the years ended March 31, 2003, 2002, and 2001, respectively. Gross realized losses on the sale of securities available for sale were $564,139, $128,006, and $214,375 for the years ended March 31, 2003, 2002, and 2001, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


3.   SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consist of the following at March 31 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2003:
Debt securities:
U.S. government agency securities due:
After one year through five years	$ 1,002	$ 109	$ -	$ 1,111
	1,002	109		1,111

Municipal obligations due:
Within one year	280	3		283
After one year through five years	1,030	43		1,073
After five years	1,092	17		1,109
	2,402	63		2,465

Mortgage-backed securities due:
After 10 years	396	27		423
	396	27		423
	$ 3,800	$ 199	$ -	$ 3,999


	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2002:
Debt securities:
U.S. government agency securities due:
After one year through five years	$ 1,003	$ 77	$ -	$ 1,080
	1,003	77		1,080

Municipal obligations due:
Within one year	445	5		450
After one year through five years	1,311	35		1,346
After five through 10 years	100	3		103
After 10 years	992	11		1,003
	2,848	54		2,902

Obligations of corporations due:
Within one year	498	10		508
	498	10		508

Mortgage-backed securities due:
After 10 years	606	30		636

	606	30		636

	$ 4,955	$ 171	$ -	$ 5,126

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities with a par value of $3,200,000 and $2,835,000 and a market value of $3,286,497 and $2,870,616 were pledged to secure public deposits at March 31, 2003 and 2002, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


4.   LOANS RECEIVABLE

Loans receivable consist of the following at March 31 (in thousands):

	2003	2002

Commercial construction	$ 33,577	$ 17,104
Commercial real estate	264,313	229,839
Multifamily construction	8,325	38,338
Multifamily residential	158,554	157,327
Business loans	40,407	30,602
One to four family construction and land development	57,601	37,857
Consumer:
Home equity and second mortgages	23,006	20,646
Credit cards	712	708
Other installment loans	3,263	3,326
One to four family residential	23,968	51,798

	613,726	587,545
Less:
Deferred loan fees and other	(4,547)	(4,145)
Reserve for loan losses	(8,979)	(8,754)

	(13,526)	(12,899)

Loans receivable - net	$ 600,200	$ 574,646

Loans held for sale	$ 4,755	$ 625

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

The Bank originates both adjustable and fixed interest rate loans. At March 31, 2003, the composition of the loan portfolio was as follows (in thousands):

Term to Maturity or Rate Adjustment	Fixed Rate	Adjustable Rate	Total

Due within one year	$ 16,276	$ 315,666	$ 331,942
After one year through three years	11,195	152,133	163,328
After three years through five years	29,208	52,379	81,587
After five years through 15 years	23,601	4,381	27,982
After 15 years	8,879	8	8,887
	$ 89,159	$ 524,567	$ 613,726


The adjustable rate loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. Future market factors may affect the correlation of the interest rate adjustment with the rate the Bank pays on the short-term deposits and Federal Home Loan Bank of Seattle ("FHLB") advances that have been primarily utilized to fund these loans.

Outstanding commitments to borrowers for loans totalled $7,767,000 and $10,068,000 at March 31, 2003 and 2002, respectively.

The Bank serviced loans for others totalling $225,424,589 and $177,887,134 as of March 31, 2003 and 2002, respectively.

5.   ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows for the years ended March 31 (in thousands):

	2003	2002	2001

Balance, beginning of year	$ 8,754	$ 7,439	$ 6,484
Provision for loan losses	390	1,500	1,005
Loans charged off, net of recoveries of $-0-, $40, and $20	(165)	(185)	(50)

Balance, end of year	$ 8,979	$ 8,754	$ 7,439

The average balance of impaired loans during 2003, 2002, and 2001 was $58,000, $952,000, and $2,926,000, respectively, and the Company recognized $2,800, $164,000, and $421,000 of related interest income during 2003, 2002, and 2001, respectively. Interest income is normally recognized on the accrual basis; however, if the impaired loan is nonperforming, interest income is recorded on the receipt of cash.

Impaired loans consist of the following at March 31 (in thousands):

	2003	2002

Loans with allocated reserves	$ -	$ -
Loans without allocated reserves	24	17

	$ 24	$ 17

Loans on nonaccrual status	$ 24	$ 17


6.   PREMISES AND EQUIPMENT

Premises and equipment consist of the following at March 31 (in thousands):

	2003	2002

Land	$ 1,491	$ 1,491
Buildings (including leasehold improvements)	7,510	7,518
Furniture, fixtures, and automobiles	10,357	10,259

	19,358	19,268
Less accumulated depreciation and amortization	(10,284)	(9,072)

	$ 9,074	$ 10,196

7.   DEPOSIT ACCOUNTS

Deposit accounts, with respective interest rate ranges, consist of the following at March 31 (in thousands):

	2003			2002
	Weighted- Average Rate	Amount	%	Weighted- Average Rate	Amount	%
Noninterest-bearing accounts	- %	$ 18,398	3.6%	- %	$ 14,813	3.3%

Savings accounts	0.8	12,426	2.4	1.5	11,753	2.6
Checking accounts	1.2	64,358	12.7	1.5	50,713	11.3
Money market accounts	1.6	133,586	26.3	2.2	130,912	29.1
Time deposits by original term:
One to 11 months	2.2	51,334	10.1	2.8	71,346	15.9
12 to 23 months	2.7	118,362	23.3	3.7	75,788	16.9
24 to 35 months	3.7	24,842	4.9	5.2	21,106	4.7
36 to 59 months	4.9	22,292	4.4	5.5	19,031	4.2
60 months and beyond	5.7	62,671	12.3	6.2	54,149	12.0

	3.6	279,501	55.0	4.3	241,420	53.7

	2.6%	$ 508,269	100.0%	3.1%	$ 449,611	100.0%


Time deposits are scheduled to mature as follows (in thousands):

Year ending March 31
2004	$ 181,648
2005	50,817
2006	14,084
2007	6,953
2008	19,167
Thereafter	6,832

$ 279,501

Included in deposits are time deposits greater than or equal to $100,000 of $94,498,000 and $82,371,000 at March 31, 2003 and 2002, respectively. Interest on time deposits greater than or equal to $100,000 totalled $3,308,000, $2,732,000, and $2,576,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

8.   FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Scheduled maturities of advances from the FHLB and other borrowings are as follows at March 31 (in thousands):

	2003		2002

	Amount	Interest Rate Ranges	Amount	Interest Rate Ranges

Nonamortizing:
Due within one year	$ 19,400	2.83-7.26%	$ 34,800	1.90 - 6.92%
After one year through two years	18,750	3.22-6.32	19,400	2.83 - 7.26
After two years through three years	17,900	4.01-7.27	17,750	3.47 - 6.32
After three years through five years	26,700	4.34-7.39	32,250	4.03 - 7.27
After five years through 10 years	15,300	5.09-6.75	21,150	4.80 - 7.39
After 10 years	2,300	6.38-6.93	3,300	6.18 - 6.93
Amortizing:
After 10 years	634	8.19	688	8.19

	$ 100,984		$ 129,338

Advances and other borrowings are collateralized by securities and mortgage pool securities of the U.S. government and agencies thereof.

At March 31, 2003 and 2002, the Bank had available unsecured lines of credit with commercial banks totalling $47,000,000, and $42,000,000, respectively, and a revolving line of credit with the FHLB of up to 35% of total assets. There were no advances outstanding as of March 31, 2003 or 2002, on the lines of credit with the commercial banks.

At March 31, 2003, the Bank had no outstanding repurchase agreements with securities dealers. At March 31, 2002, the Bank had outstanding a repurchase agreement, reported within Federal Home Loan


Bank advances and other borrowings, with a securities dealer in the amount of $12,050,000, maturing April 2002.

9.   FEDERAL TAXES ON INCOME

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

In August 1996, the president of the United States signed the Small Business Job Protection Act of 1996 (the "Act"). Under the Act, the percentage taxable income method of accounting for tax-basis bad debts is no longer available effective for the years ended after December 31, 1995. As a result, the Bank is required to use the experience method of accounting for tax-basis bad debts for 1997 and later years.

Retained earnings at March 31, 2003 and 2002, includes approximately $3,691,000 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then prevailing corporate tax rate.

A reconciliation of the statutory federal income tax to the effective income tax follows (in thousands):

	2003	2002	2001

Income tax expense at statutory rate	$ 3,340	$ 2,861	$ 2,677
Income tax effect of:
Tax-exempt interest	(98)	(107)	(103)
Low income housing tax credit	(217)	(217)	(216)
Valuation allowance	257	140
Other - net	(580)	(82)	(67)

Income tax expense at effective rate	$ 2,702	$ 2,595	$ 2,291


In accounting for the deferred tax asset, the Company applies SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will not realize all of the deferred tax asset related to charitable contributions made in 1999, and, accordingly, has recorded a valuation allowance.

The net deferred tax asset, reported within prepaid expenses and other assets, consists of the following at March 31 (in thousands):

	2003	2002

Deferred tax liabilities:
Loan origination fees and costs	$ (24)	$ (34)
Prepaid expenses	(134)	(140)
FHLB dividends	(821)	(689)
Depreciation	(38)
Other - net	(52)	(161)
Unrealized gain on securities	(122)	(192)

	(1,191)	(1,216)

Deferred tax assets:
Deferred compensation	422	442
Bad debt deduction	3,102	3,025
Accrued vacation	120	110
Depreciation		227
Charitable contribution	1,590	1,872

	5,234	5,676

	4,043	4,460
Valuation allowance	(397)	(140)

Net deferred tax asset	$ 3,646	$ 4,320

10.   EMPLOYEE BENEFIT PLANS

401(k) Plan—The Company maintains a 401(k) plan. All employees of the Company are eligible to participate in the 401(k) plan once certain service and age requirements are achieved. Employees may contribute up to 50% of their salary to the plan. The Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions. Participants will vest in the employer-matched 401(k) contributions at the rate of 20% per year, beginning upon the completion of two years of service. The Company's cost for the 401(k) plan was $212,189, $171,609, and $152,771 for 2003, 2002, and 2001, respectively.

Defined Benefit Plan—With the establishment of the ESOP, the Company's noncontributory defined benefit plan was terminated effective December 31, 1999. As a result of terminating the Company's noncontributory defined benefit plan, the unused portion of the pension liability was reversed against compensation expense, resulting in a curtailment gain of $547,000. Prior to termination on December 31, 1999, the Company's funding policy was to contribute amounts to its pension plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974.


The actuarial cost method used to compute the pension contribution is the projected unit cost method. Information presented below reflects a measurement date of December 31, 2002, 2001, and 2000.

Weighted-average assumptions used in accounting for the defined benefit pension plan are as follows for the years ended December 31:

	2002	2001	2000

Assumed discount rate	N/A	8.0%	8.0%
Rate of compensation increase	N/A	N/A	N/A
Expected return on assets	N/A	8.0	8.0

Changes in the benefit obligation were as follows for the years ended December 31 (in thousands):

	2002	2001	2000

Benefit obligation, beginning of year	$ -	$ 1,650	$ 1,493

Actuarial loss		(44)	51
Interest cost		66	129
Benefits paid		(1,668)	(15)
Expenses		(4)	(8)

Benefit obligation, end of year	$ -	$ -	$ 1,650

Changes in defined benefit pension plan assets are as follows for the years ended December 31 (in thousands):

	2002	2001	2000

Fair value of assets, beginning of year	$ -	$ 1,650	$ 1,615

Actual return on assets		22	58
Benefits paid		(1,668)	(15)
Expenses		(4)	(8)
Contribution

Fair value of assets, end of year	$ -	$ -	$1,650

Reconciliations of funded status are as follows as of December 31 (in thousands):

	2002	2001	2000

Funded status	$ -	$ -	$ (425)
Unrecognized net loss			(122)
Curtailment gain recognized			547

Accrued benefit cost	$ -	$ -	$ -


Net periodic expense for the defined benefit pension plan is as follows for the years ended December 31 (in thousands):

	2002	2001	2000

Interest cost	$ -	$ -	$ 129
Service cost
Expected return on assets			(129)

Net periodic expense	$ -	$ -	$ -

During the year ended March 31, 2001, the Company's noncontributory defined benefit plan was settled.

Employee Stock Ownership Plan—On April 1, 1999, the Company established an ESOP to provide benefits to all employees who have been credited with at least 1,000 hours of service during the year and who have attained age 18. Participants vest in their accrued benefits under the ESOP at the rate of 20% per year, beginning upon the completion of two years of service. The plan is noncontributory on the part of the participants. The benefits are distributable upon a participant's normal retirement, early retirement, death, disability, or termination of employment. The Company loaned the ESOP's trustee $1,979,786 for purchase of the Company's common stock in the open market. Shares of stock are allocated to employees as the loan is repaid. The outstanding loan balance was $395,957 and $791,915 at March 31, 2003 and 2002, respectively.

Shares held by the ESOP at March 31, 2003, are as follows:

	Number of Shares	Price Range Per Share	Average Price Per Share

Allocated:
Vested	118,236	$ -	$ -
Nonvested	15,353

	133,589

Nonallocated	32,818	10.88 - 11.06	11.02

	166,407


Shares held by the ESOP at March 31, 2002, are as follows:

	Number of Shares	Price Range Per Share	Average Price Per Share

Allocated:
Vested	93,915	$ -	$ -
Nonvested	16,769

	110,684

Nonallocated	68,840	10.88 - 11.06	11.02

	179,524

Shares held by the ESOP increased by 108 as a result of dividend income purchases in excess of employment terminations. Contributions to the ESOP, recorded as compensation expense for the years ended March 31, 2003, 2002, and 2001, were $700,847, $546,739, and $429,228, respectively.

Deferred Compensation Plan—The Company also maintains a nonqualified deferred compensation plan for certain key management personnel and the Board of Directors, for which the cost is accrued but unfunded. Participants may elect to defer all or a specific portion of their compensation. The Company does not provide a matching contribution on amounts deferred. However, the Company does provide interest quarterly on amounts contributed by participants. At March 31, 2003 and 2002, the liability for accumulated deferred compensation was $1,240,000 and $1,298,000, respectively, and is included in the consolidated statements of financial condition in accounts payable and other liabilities. Annual expense for the Company related to this plan totalled $69,000, $84,000, and $82,000, in 2003, 2002, and 2001, respectively.

Management Recognition Plan—In July 2000, the shareholders approved the 2000 Management Recognition Plan ("MRP"). The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 359,450 to its directors and certain employees in August 2000. The fair value of the restricted stock awards is amortized over a five-year period. Amortization expense was approximately $866,000 for the years ended March 31, 2003 and 2002, respectively, and $1,301,000 for the year ended March 31, 2001.

11.   STOCK OPTION PLAN

In July 2000, the shareholders approved the 2000 Stock Option Plan (the "Plan"). On August 29, 2000, the Compensation Committee granted nonqualified stock options and incentive stock options to certain employees and directors of the Company, totalling 698,566 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 898,625 common shares of the Company. Options issued and outstanding are adjusted to reflect any future common stock dividends, splits, recapitalization, or reorganization. The Board of Directors makes available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.


The following represents the stock option activity and option price information:

	Number of Option Shares	Weighted- Average Price of Option Shares	Weighted- Average Issue Date Fair Value

Granted at inception (August 29, 2000)	698,566	$ 12.06	$ 12.06
Exercised
Cancelled

Balance at March 31, 2001	698,566	12.06

Granted	102,500	15.64	15.64
Exercised
Cancelled

Balance at March 31, 2002	801,066	12.52

Granted	57,081	21.26	21.26
Exercised	(39,703)	12.33	12.33
Cancelled	(32,350)	12.06	12.06

Balance at March 31, 2003	786,094	13.18

Financial data pertaining to outstanding stock options is as follows:

Ranges of Exercise Prices	Number of Option Shares	Average Remaining Contractual Life	Average Exercise Price of Option Shares	Number of Exercisable Option Shares	Average Exercise Price of Exercisable Option Shares

$12.06	629,263	7.2 years	$12.06	366,012	$12.06
14.25-23.10	156,831	8.7 years	17.68	35,750	15.75

	786,094	7.7 years	$13.18	401,762	$12.39

At March 31, 2003, the Company had an aggregate of 72,828 shares of common stock available for future issuance under its stock option plan.

12.   INTEREST RATE RISK

The Bank is engaged principally in providing first mortgage permanent and construction loans for both commercial and residential property. Thirty-year, fixed rate residential home mortgages are originated primarily for sale in the secondary market, and the Bank is authorized to hedge against interest rate fluctuations with financial futures contracts, option contracts, and forward commitments.

The Bank also originates adjustable and certain fixed rate commercial and residential property home mortgages, which are held for investment, and commercial loans that are adjustable to the prime lending rate index to customers who are predominately local businesses and individuals, funded through short-term deposits and borrowings. Adjustable loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates. As of March 31, 2003 and 2002, adjustable rate


mortgages held for investment totalled $524,567,000 and $485,094,000, respectively. Fixed rate mortgages held for investment totalled $89,159,000 and $102,451,000 at March 31, 2003 and 2002, respectively.

The Bank originates both fixed and adjustable rate commercial and residential property construction loans. Adjustable rate adjustments are tied to the prime interest rate. The maturities on these loans range from six to 18 months.

The Bank's adjustable and fixed rate home mortgages and residential and commercial construction loans are funded by deposits and FHLB advances.

The Bank manages interest rate risk by matching assets and liabilities within reasonable limits. This has been accomplished through producing primarily variable rate loans, and if appropriate, hedging techniques can be employed through the use of financial futures contracts, option contracts, interest rate swaps, and forward commitments

13.   REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2003 and 2002, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's categories.


Actual capital amounts and ratios for the Company and the Bank are also presented in the table below:

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003 (in thousands):
Total capital (to risk-weighted assets):
Company	$ 98,587	16.1% >	$ 48,987 >	8.0% >	$ 61,324 >	10.0%
Bank	77,744	12.9	48,213	8.0	60,267	10.0

Tier I capital (to risk-weighted assets):
Company	91,042	14.8 >	24,606 >	4.0 >	N/A >	N/A
Bank	70,199	11.7	24,000	4.0	35,999	6.0

Tier I capital (to average assets):
Company	91,042	12.8 >	28,451 >	4.0 >	N/A >	N/A
Bank	70,199	10.1	27,802	4.0	34,752	5.0

As of March 31, 2002 (in thousands):
Total capital (to risk-weighted assets):
Company	$ 100,075	15.8% >	$ 50,671 >	8.0% >	$ 63,339 >	10.0%
Bank	78,294	12.5	50,108	8.0	62,635	10.0

Tier I capital (to risk-weighted assets):
Company	92,263	14.6 >	25,278 >	4.0 >	N/A >	N/A
Bank	70,482	11.3	24,949	4.0	37,424	6.0

Tier I capital (to average assets):
Company	92,263	14.0 >	26,361 >	4.0 >	N/A >	N/A
Bank	70,482	10.8	26,104	4.0	32,631	5.0

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


The fair values of financial instruments are as follows at March 31 (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$ 37,259	$ 37,259	$ 19,166	$ 19,166
Securities available for sale	34,167	34,167	49,903	49,903
Securities held to maturity	3,800	3,999	4,955	5,126
Loans held for sale	4,755	4,813	625	634
Loans receivable	600,200	609,075	574,646	584,510
Federal Home Loan Bank stock	6,334	6,334	5,946	5,946

	686,515	695,647	655,241	665,285

Financial liabilities:
Deposit accounts	508,269	515,198	449,611	449,174
Federal Home Loan Bank advances and other borrowings	100,984	110,916	129,338	131,080

	609,253	626,114	578,949	580,254

Net financial instruments	$ 77,262	$ 69,533	$ 76,292	$ 85,031

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments (Note 4). The fair value of these commitments is not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of March 31, 2003 and 2002:

Cash and Cash Equivalents—The carrying amount represented fair value.

Securities Available for Sale and Held to Maturity—Fair values were based on quoted market prices, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

Loans Held for Sale—Fair values were based on quoted market prices.

Loans Receivable—Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

Federal Home Loan Bank Stock—The fair value is based upon the redemption value of the stock, which equates to its carrying value.

Deposit Accounts—The fair value of checking accounts, savings accounts, and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.


Federal Home Loan Bank Advances—Borrowings were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

Commitments—Commitments to sell loans with a notional balance of $2,955,309 at March 31, 2003, have a carrying value of $64,000, representing the fair value of such commitments. Commitments of $6,254,650 to originate loans at March 31, 2003, have a carrying value of $102,000. There were no commitments to originate or sell loans at March 31, 2002.

15.   EVERTRUST FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

Condensed financial information as of March 31 and for the years then ended is as follows (in thousands):

STATEMENTS OF FINANCIAL CONDITION

ASSETS	2003	2002

ASSETS:
Cash and cash equivalents, including interest-bearing deposits of $10,851 and $16,515	$ 10,869	$ 16,532
Securities available for sale, amortized cost of $553 and $100	553	100
Loans receivable, net of allowances of $-0-	4,000
Accrued interest receivable	16
Premises and equipment - net	95	114
Investment in subsidiaries:
Bank subsidiary	70,851	71,066
Other subsidiaries	1,871	2,580
Prepaid expenses and other assets	5,213	4,172

TOTAL	$ 93,468	$ 94,564

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable and other liabilities	$ 1,773	$ 1,740

EQUITY:
Common stock	30,613	37,390
ESOP debt	(396)	(792)
Retained earnings	62,542	58,019
Shares held in trust for stock-related compensation plans	(1,301)	(2,167)
Accumulated other comprehensive income	237	374

Total equity	91,695	92,824

TOTAL	$ 93,468	$ 94,564


STATEMENTS OF OPERATIONS

	2003	2002	2001

INCOME:
Interest from investment securities	$ 234	$ 933	$ 2,313
Dividend from bank subsidiary	9,300	16,700	18,106
Interest and other income	30		184

Total income	9,564	17,633	20,603

OTHER EXPENSE:
Salary and employee benefits	1,993	1,853	2,390
Occupancy and equipment	85	80	205
Information processing costs		3	52
Other - net	533	411	727

	2,611	2,347	3,374

Income before federal income taxes and equity in undistributed net income of subsidiary	6,953	15,286	17,229

FEDERAL INCOME TAXES	(674)	(369)	(296)

Income before equity in undistributed net income of subsidiary	7,627	15,655	17,525

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(786)	(10,076)	(12,168)

NET INCOME	$ 6,841	$ 5,579	$ 5,357


STATEMENTS OF CASH FLOWS

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,841	$ 5,579	$ 5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security discounts		(22)	(77)
Amortization of investment security premiums		4	49
Depreciation and amortization of premises and equipment	23	20	112
Equity in undistributed income of subsidiaries	786	10,076	12,168
Amortization of compensation related to MRP	866	867	1,301
Changes in operating assets and liabilities:
Accrued interest receivable	(16)	102	166
Prepaid expenses and other assets	(1,069)	(494)	1,029
Accounts payable and other liabilities	33	34	(25)

Net cash provided by operating activities	7,464	16,166	20,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale		3,068	17,199
Proceeds from sale of securities available for sale	3,756	11,108	1,941
Purchases of securities available for sale	(4,209)	(4,709)	(3,886)
Loans originated or acquired	(4,000)
Contribution from (to) MB Cap	1	4	(6)
Contribution from (to) I-Pro		(1)	(1)
Contribution from (to) the Bank	28	11	(50)
Net additions to premises and equipment	(4)	(44)	216

Net cash (used in) provided by investing activities	(4,428)	9,437	15,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase shares of common stock	(7,399)	(31,550)	(19,373)
Tax benefit from stock options exercised	143
Proceeds from stock options exercised	479
Dividends paid on common stock	(2,318)	(2,593)	(2,595)
Repayment of loan to ESOP	396	396	396

Net cash used in financing activities	(8,699)	(33,747)	(21,572)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,663)	(8,144)	13,921

CASH AND CASH EQUIVALENTS:
Beginning of year	16,532	24,676	10,755
End of year	$ 10,869	$ 16,532	$ 24,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Cash paid during the year for federal income taxes	$ -	$ -	$ 27


The amount of dividends payable by the Bank to the Company is limited by federal and state laws, regulations, and policies.

16.   COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company has noncancellable operating leases for office facilities, branches, and equipment. Future minimum rental commitments for all noncancellable leases are as follows (in thousands):

2004	$ 1,088
2005	1,004
2006	989
2007	823
2008	673
Thereafter	3,936
$ 8,513

Rent expense for the years ended March 31, 2003, 2002, and 2001, totalled $1,102,000, $995,000, and $842,000, respectively.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on its results of operations or consolidated financial position at March 31, 2003.

In connection with certain asset sales, the Company typically makes representations and warranties about the underlying assets conforming to specified guidelines. If the underlying assets do not conform to the specifications, the Company may have an obligation to repurchase the assets or indemnify the purchaser against any loss. The Company believes that the potential for loss under these arrangements is remote. Accordingly, no contingent liability is recorded in the financial statements.

17.   LINES OF BUSINESS

The Company is managed by lines of business. The lines of business are the Bank's retail division, the Bank's business banking group, and MB Cap. MB Cap and the holding company, which includes earnings from subsidiaries and investment in subsidiaries, have been included in all others as their operating results are not significant when taken on an individual basis. Effective July 1, 2001, the Company integrated its item processing subsidiary, I-Pro, into the operations of its principal subsidiary, the Bank. I-Pro's results are included in the Bank's retail division.

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


Financial highlights by lines of business are as follows as of and for the years ended March 31 (in thousands):

	2003
	The Bank's Retail Division	The Bank's Business Banking Group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 23,645	$ 2,349	$ 270	$ (1)	$ 26,263
Other income	5,294	508	8,513	(8,568)	5,747
Other expense	16,211	2,699	3,612	(55)	22,467

Income before income taxes	12,728	158	5,171	(8,514)	9,543

Income taxes	3,615	48	(961)		2,702

Net income	$ 9,113	$ 110	$ 6,132	$ (8,514)	$ 6,841

Total assets	$ 628,653	$ 65,905	$ 95,346	$ (83,741)	$ 706,163

(1) Formerly Commercial Bank of Everett

	2002
	The Bank's Retail Division	The Bank's Business Banking Group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 21,653	$ 1,582	$ 966	$ (1)	$ 24,200
Other income	2,986	348	6,689	(6,680)	3,343
Other expense	15,568	1,141	2,717	(57)	19,369

Income before income taxes	9,071	789	4,938	(6,624)	8,174

Income taxes	2,786	270	(461)		2,595

Net income	$ 6,285	$ 519	$ 5,399	$ (6,624)	$ 5,579

Total assets	$ 618,725	$ 50,228	$ 97,159	$ (90,303)	$ 675,809

(1) Formerly Commercial Bank of Everett


	2001
	The Bank's Retail Division	The Bank's Business Banking Group(1)	Other	Eliminations	Total
Condensed income statement:
Net interest income after provision for loan losses	$ 18,883	$ 1,110	$ 2,425	$ 1	$ 22,419
Other income	2,576	245	6,321	(6,510)	2,632
Other expense	12,541	1,292	4,141	(571)	17,403

Income before income taxes	8,918	63	4,605	(5,938)	7,648

Income taxes	2,717	25	(451)		2,291

Net income	$ 6,201	$ 38	$ 5,056	$ (5,938)	$ 5,357

Total assets	$ 546,624	$ 39,781	$ 124,632	$ (108,634)	$ 602,403

(1) Formerly Commercial Bank of Everett


18.   SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Results of operations on a quarterly basis were as follows for the years ended March 31 (in thousands):

	2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$ 11,704	$ 11,541	$ 11,322	$ 11,369
Interest expense	4,952	4,955	4,852	4,524

Net interest income before provision for loan losses	6,752	6,586	6,470	6,845

Provision for loan losses	190		200

Net interest income after provision for loans losses	6,562	6,586	6,270	6,845

Noninterest income	1,124	1,418	1,665	1,540
Noninterest expense	5,412	5,487	5,923	5,645

Income before provision for income taxes	2,274	2,517	2,012	2,740

Provision for income taxes	643	713	570	776

Net income	$ 1,631	$ 1,804	$ 1,442	$ 1,964

Net income per common share - Basic	$ 0.34	$ 0.38	$ 0.30	$ 0.42

Net income per common share - Diluted	$ 0.32	$ 0.36	$ 0.29	$ 0.39


	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$ 11,786	$ 11,872	$ 11,824	$ 11,551
Interest expense	5,657	5,539	5,177	4,960

Net interest income before provision for loan losses	6,129	6,333	6,647	6,591

Provision for loan losses	250	375	625	250

Net interest income after provision for loans losses	5,879	5,958	6,022	6,341

Noninterest income	685	728	914	1,016
Noninterest expense	4,585	4,782	4,998	5,004

Income before provision for income taxes	1,979	1,904	1,938	2,353

Provision for income taxes	598	572	654	771

Net income	$ 1,381	$ 1,332	$ 1,284	$ 1,582

Net income per common share - Basic	$ 0.21	$ 0.21	$ 0.25	$ 0.32

Net income per common share - Diluted	$ 0.20	$ 0.21	$ 0.25	$ 0.31


	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$ 10,864	$ 11,820	$ 11,809	$ 11,980
Interest expense	5,229	5,985	5,981	5,853

Net interest income before provision for loan losses	5,635	5,835	5,828	6,127

Provision for loan losses	300	375	120	210

Net interest income after provision for loans losses	5,335	5,460	5,708	5,917

Noninterest income	638	718	588	687
Noninterest expense	3,821	4,728	4,330	4,523

Income before provision for income taxes	2,152	1,450	1,966	2,081

Provision for income taxes	654	414	593	630

Net income	$ 1,498	$ 1,036	$ 1,373	$ 1,451

Net income per common share - Basic	$ 0.18	$ 0.13	$ 0.19	$ 0.20

Net income per common share - Diluted	$ 0.18	$ 0.13	$ 0.19	$ 0.20


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

            The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

            The following table sets forth certain information with respect to the executive officers of the Company and EverTrust Bank.

	Age at March 31,	Position
Name	2003	EverTrust	EverTrust Bank

Michael B. Hansen	61	Chairman of the Board, President	Chairman of the Board, Chief
		and Chief Executive Officer	Executive Officer

Michael R. Deller	52	Executive Vice President	President and Chief Operating
			Officer

Jeffrey R. Mitchell	44	Senior Vice President, Chief	Senior Vice President, Chief
		Financial Officer	Financial Officer

Lorelei Christenson	49	Senior Vice President and	Senior Vice President, Chief
		Corporate Secretary	Information Officer and
			Corporate Secretary

Philip Mitterling	45	Treasurer	Treasurer

Robert L. Nall	47	--	Senior Vice President, Chief
			Lending Officer

Kirk A. Bottles	41	--	Executive Vice President

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


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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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


            Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of March 31, 2003.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	786,094	$13.18	72,828
Restricted stock plan	359,450	12.06	--

Equity compensation plans not
approved by security holders:	NA	NA	NA
Total	1,145,544	$12.83	72,828

            (c) Changes In Control.

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

Item 14. Controls and Procedures

            (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

            (b) Changes in Internal Controls: In the year ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 15. Principal Accountant Fees and Services

            The information contained under the section captioned "Proposal II -- Approval of Appointment of Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.


PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Registrant(1)
	3.2	Bylaws of the Registrant(1)
	10.1	401(k) Employee Savings and Profit Sharing Plan and Trust(1)
	10.2	Employee Severance Compensation Plan(2)
	10.3	Employee Stock Ownership Plan(1)
	10.4	2000 Stock Option Plan (3)
	10.5	2000 Management Recognition Plan (3)
	10.6	Amended Employment Agreement with Michael B. Hansen
	10.7	Amended Employment Agreement with Michael R. Deller
	10.8	Amended Employment Agreement with Jeffrey R. Mitchell
	10.9	Employment Agreement with Kirk A. Bottles
	10.10	Amendment Employment Agreement with Robert L. Nall
	21	Subsidiaries of the Registrant
	23	Consent of Auditors
	99	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.

            (b) Reports on Form 8-K

            One Current Report on Form 8-K was filed during the quarter ended March 31, 2003. The Form 8-K was filed on January 14, 2003, regarding a venture capital write-down.


SIGNATURES

            Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERTRUST FINANCIAL GROUP, INC.

Date: June 19, 2003	By: /s/Michael B. Hansen
Michael B. Hansen
Chairman of the Board, President and
(Chief Executive Officer)

            Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael B. Hansen	Chairman of the Board, President,	June 19, 2003
Michael B. Hansen	Chief Executive Officer and
Director (Principal Executive
Officer)

/s/Jeffrey R. Mitchell	Senior Vice President and Chief Financial	June 19, 2003
Jeffrey R. Mitchell	Officer (Principal Financial
and Accounting Officer)

/s/Margaret B. Bavasi	Director	June 19, 2003
Margaret B. Bavasi

/s/Thomas R. Collins	Director	June 19, 2003
Thomas R. Collins

/s/Micheal R. Deller	Director	June 19, 2003
Michael R. Deller

/s/Thomas J. Gaffney	Director	June 19, 2003
Thomas J. Gaffney

/s/R. Michael Kight	Director	June 19, 2003
R. Michael Kight

/s/Robert A. Leach, Jr.	Director	June 19, 2003
Robert A. Leach, Jr.

/s/George S. Newland	Director	June 19, 2003
George S. Newland

/s/William J. Rucker	Director	June 19, 2003
William J. Rucker

/s/Louis H. Mills	Director	June 19, 2003
Louis H. Mills

/s/Robert G. Wolfe	Director	June 19, 2003
Robert G. Wolfe


CERTIFICATIONS

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Michael B. Hansen, certify that:

(1)	I have reviewed this annual report on Form 10-K of EverTrust Financial Group, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

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

(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

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

I, Jeffrey R. Mitchell, certify that:

(1)	I have reviewed this annual report on Form 10-K of EverTrust Financial Group, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

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

(6)

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

                                                                                                            /s/Jeffrey R. Mitchell
                                                                                                            Jeffrey R. Mitchell
                                                                                                            Chief Financial Officer


Exhibit 10.6

Amended Employment Agreement with Michael B. Hansen


AMENDMENT TO EMPLOYMENT AGREEMENT

            THIS AMENDMENT TO EMPLOYMENT AGREEMENT attached hereto as Exhibit "A" (the "Agreement") is made and entered into as of 28th day of April, 2003 by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank"), and Michael B. Hansen, (the "Employee").

            WHEREAS, the Employee is currently serving as the Chief Executive Officer of the Company and of the Bank;

            WHEREAS, the Board of Directors of the Company and the Board of Directors of the Bank (collectively, the "Board of Directors") desire to achieve uniformity in when they conduct their annual reviews of senior management employment agreements for the purpose of more efficiently administering review of senior management employment agreements and that such efficiency is in the best interest of the Company and the Bank; and

            WHEREAS, the Board of Directors has approved and authorized the execution of this amendment of the Agreement with the Employee,

            NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit "A" is amended as follows:

            1.     Paragraph 2 of the Agreement entitled "Term" is amended as follows:

"The term of this Agreement will be until February 24, 2003. Beginning on February 24, 2003 and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms."

            2.     Paragraph 9 of the Agreement entitled "Non-Competition", subparagraph a) is amended as follows:

"Upon termination of Employee's employment hereunder except pursuant to Sections 7(a) and (d) hereof, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will


result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee."

            3.     A new Paragraph 10 is added to the Agreement as follows:

            "10.  Solicitation and/or Providing Services After Termination.

(a)

Employee agrees that, in addition to any other limitations, for a period of two (2) years after termination of his employment under this Agreement, Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit, nor shall provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision. If there is a "Change in control" as defined in paragraph 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void.

(b)

Employee agrees that for a period of two (2) years after Employee's employment under the terms of this Agreement end, for whatever reason, Employee will not directly or indirectly encourage or solicit any employee of employer to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave. In the event there is a "Change in control" as defined in paragraph

1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void."

            4.     All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

            5.     All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK /s/Lorelei Christenson Lorelei Christenson Corporate Secretary	EMPLOYEE /s/Michael B. Hansen Michael B. Hansen Chief Executive Officer
/s/William J. Rucker William J. Rucker Compensation Committee Chair


Exhibit 10.7

Amendment to Employment Agreement with Michael R. Deller


AMENDMENT TO EMPLOYMENT AGREEMENT

            THIS AMENDMENT TO EMPLOYMENT AGREEMENT attached hereto as Exhibit "A" (the "Agreement") is made and entered into as of 28th day of April, 2003 by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank"), and Michael R. Deller, (the "Employee").

            WHEREAS, the Employee is currently serving as the President of the Company and of the Bank;

          WHEREAS, the Board of Directors of the Company and the Board of Directors of the Bank (collectively, the "Board of Directors") desire to achieve uniformity in when they conduct their annual reviews of senior management employment agreements for the purpose of more efficiently administering review of senior management employment agreements and that such efficiency is in the best interest of the Company and the Bank; and

            WHEREAS, the Board of Directors has approved and authorized the execution of this amendment of the Agreement with the Employee,

            NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit "A" is amended as follows:

            1.     Paragraph 2 of the Agreement entitled "Term" is amended as follows:

"The term of this Agreement will be until February 24, 2003. Beginning on February 24, 2003 and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms."

            2.     Paragraph 9 of the Agreement entitled "Non-Competition", subparagraph a) is amended as follows:

"Upon termination of Employee's employment hereunder except pursuant to Sections 7(a) and (d) hereof, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will


result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee."

            3.     A new Paragraph 10 is added to the Agreement as follows:

            "10.  Solicitation and/or Providing Services After Termination.

(a)

Employee agrees that, in addition to any other limitations, for a period of two (2) years after termination of his employment under this Agreement, Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit, nor shall provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision. If there is a "Change in control" as defined in paragraph 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void.

(b)

Employee agrees that for a period of two (2) years after Employee's employment under the terms of this Agreement end, for whatever reason, Employee will not directly or indirectly encourage or solicit any employee of employer to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave. In the event there is a "Change in control" as defined in paragraph

 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void."

            4.     All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

            5.     All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK /s/Lorelei Christenson Lorelei Christenson Corporate Secretary	EMPLOYEE /s/Michael R. Deller Michael R. Deller President
/s/William J. Rucker William J. Rucker Compensation Committee Chair


Exhibit 10.8

Amended Employment Agreement with Jeffrey R. Mitchell


AMENDMENT TO EMPLOYMENT AGREEMENT

            THIS AMENDMENT TO EMPLOYMENT AGREEMENT attached hereto as Exhibit "A" (the "Agreement") is made and entered into as of 28th day of April, 2003 by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank"), and Jeffrey R. Mitchell, (the "Employee").

            WHEREAS, the Employee is currently serving as the Senior Vice President and Chief Financial Officer of the Company and of the Bank;

           WHEREAS, the Board of Directors of the Company and the Board of Directors of the Bank (collectively, the "Board of Directors") desire to achieve uniformity in when they conduct their annual reviews of senior management employment agreements for the purpose of more efficiently administering review of senior management employment agreements and that such efficiency is in the best interest of the Company and the Bank; and

            WHEREAS, the Board of Directors has approved and authorized the execution of this amendment of the Agreement with the Employee,

            NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit "A" is amended as follows:

            1.     Paragraph 2 of the Agreement entitled "Term" is amended as follows:

"The term of this Agreement will be until February 24, 2003. Beginning on February 24, 2003 and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms."

            2.     Paragraph 9 of the Agreement entitled "Non-Competition", subparagraph a) is amended as follows:

"Upon termination of Employee's employment hereunder except pursuant to Sections 7(a) and (d) hereof, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will


result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee."

            3.     A new Paragraph 10 is added to the Agreement as follows:

            "10.  Solicitation and/or Providing Services After Termination.

(a)

Employee agrees that, in addition to any other limitations, for a period of two (2) years after termination of his employment under this Agreement, Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit, nor shall provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision. If there is a "Change in control" as defined in paragraph 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void.

(b)

Employee agrees that for a period of two (2) years after Employee's employment under the terms of this Agreement end, for whatever reason, Employee will not directly or indirectly encourage or solicit any employee of employer to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave. In the event there is a "Change in control" as defined in paragraph

 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void."

            4.     All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

            5.     All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK /s/Lorelei Christenson Lorelei Christenson Corporate Secretary	EMPLOYEE /s/Jeffrey R. Mitchell Jeffrey R. Mitchell Senior Vice President & Chief Financial Officer
/s/William J. Rucker William J. Rucker Compensation Committee Chair


Exhibit 10.9

Employment Agreement with Kirk A. Bottles


EMPLOYMENT AGREEMENT

            THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of this 1stth day of March, 2002, by and between EverTrust Financial Group, Inc. (the "Company"), and its wholly owned subsidiary, EverTrust Bank (the "Bank"), and Kirk Bottles, (the "Employee").

            WHEREAS, the Employee is currently serving as the Executive Vice President of the Company and of the Bank;

            WHEREAS, the Employee has made and will continue to make a major contribution to the success of the Company and the Bank in the position of Executive Vice President;

            WHEREAS, the board of directors of the Company and the board of directors of the Bank (collectively, the "Board of Directors") recognize that the possibility of a change in control of the Bank or Company may exist and that such possibility, and the uncertainty and questions which arise among management, may result in the departure or distraction of key management to the detriment of the Company, the Bank and their respective stockholders;

            WHEREAS, the Board of Directors believes that it is in the best interests of the Company and the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Company and its subsidiaries; and

            WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee;

            NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreement of the parties herein, it is AGREED as follows:

1.         Definitions.

a)

The term "Change in Control" means (1) an offeror other than the Company purchases shares of stock of the Company or the Bank pursuant to a tender or exchange offer for such shares (2) an event of a nature that results in the acquisition of control of the Company or the Bank within the meaning of the Bank Holding Company Act of 1956, as amended under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817 (j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company or the Bank representing 25% or more of the combined voting power of the Company's or the Bank's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date or who are members of the board of directors of the Bank immediately following the Effective Date (in each case, the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the former stockholders of the acquired corporation become holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Company.

b)

The term "Consolidation Subsidiaries" means any subsidiary or subsidiaries of the Company (or its successors that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

c)

The term "Date of Termination" means the date upon which the Employee's employment with the Company or the Bank or both ceases, as specified in a notice of termination pursuant to Section 8 of this Agreement.

d)	The term "Effective Date" means the date of this Agreement.

e)

The term "Involuntary Termination" means the termination of the employment of Employee (i) by either the Company or the Bank or both without his express written consent; or (ii) by the Employee by reason of a material diminution of or interference with his duties, responsibilities or benefits, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a requirement that the Employee be based at any place other than Everett Washington, or within a radius of 35 miles from the location of the Company's administrative offices as of the date of this Agreement, except for reasonable travel on Company or Bank business; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Employee, other than as part of a Bank- or Company- wide reduction in staff; (4) a reduction in the Employee's salary or a material adverse change in the Employee's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or Company; (5) a material permanent increase in the required hours of work or the workload of the Employee; (6) the failure of the board of directors of the Company (or a board of directors of a successor of the Company) to elect him as Executive Vice President of the Company (or a successor of the Company) or any action by the board of directors of the Company (or a board of directors of a successor of the Company) removing him from such office, or the failure of the board of directors of the Bank (or any successor of the Bank) to elect him as Executive Vice President of the Bank (or any successor of the Bank) or any action by such board (or a board of a successor of the Bank) removing him from such office. The term "Involuntary Termination" does not include Termination for Cause, termination of employment due to death or permanent disability pursuant to Section 7(f) of this Agreement, retirement or suspension or temporary or permanent prohibit from participation in the conduct of the Bank's affairs under Section 8 of the Federal Deposit Insurance Act.

f)

The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee with either the Company or the Bank, as the case may be, because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or (except as provided below) material breach of any provision of this Agreement. No act or failure to act by the Employee shall be considered willful unless the Employee acted or failed to act was in the best interest of the Company or the Bank. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors at a meeting of the Board duly called and held for such purposes (after reasonable notice to Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board of Directors the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.


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

3.

Employment. The Employee shall be employed as the Executive Vice President of the Bank. As such, the Employee shall render all services as are customarily performed by persons situated in similar executive capabilities, and shall have such other powers and duties as the Board of Directors may prescribe from time to time. The Employee shall also render services to any subsidiary or subsidiaries of the Company or Bank as requested by the Company or the Bank from time to time consistent with his executive position. The Employee shall devote his best efforts and reasonable time and attention to the business and affairs of the Company and the Bank to the extent necessary to discharge his responsibilities hereunder. The Employee may (i) serve on charitable board or committees and, in addition, on such corporate board as are approved in a resolution adopted by a majority of the Board of Directors, which approval shall not be withheld unreasonably and (ii) manage personal investments, so long as such activities do not interfere materially with performance of his responsibilities hereunder.

4.             Cash Compensation.

a)

Salary. The Company and the Bank jointly agree to pay the Employee during the term of this Agreement a base salary (the "Salary") the annualized amount of which shall be not less than the annualized aggregate amount of the Employee's base salary from the Company and any Consolidated Subsidiaries in effect at the Effective Date; provided that any amounts of salary actually paid to the Employee by any Consolidated Subsidiaries shall reduce the amount to be paid by the Company and the Bank to the Employee. The Salary shall be paid no less frequently than monthly and shall be subject to customary tax withholding. The amount of the Employee's Salary shall be increased (but shall not be decreased) from time to time in accordance with the amounts of salary approved by the Board of Directors or the board of directors of any of the Consolidated Subsidiaries after the Effective Date. The amount of the Salary shall be review by the Board of Director at least annually during the term of this Agreement.

b)

Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Company and the Bank in such performance-based and discretionary bonuses, if any, as are authorized and declared by the Board of Directors for executive officers.

c)

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

a)

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

b)

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

6.

Vacations; Leave. The Employee shall be entitled (i) to annual paid vacation in accordance with the policies established by the Board of Directors for executive officers, and (ii) to voluntary leaves of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors may determine it its discretion.

7.            Termination of Employment.

a)

Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than after a Change in Control which occurs during the term of this Agreement, the Company and the Bank jointly shall (i) pay to the Employee during the remaining term of this Agreement the Salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as the Salary would have been payable to the Employee under Section 4(a) if the Employee had continued to be employed by the Company and the Bank, and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependants and beneficiaries who would have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other cost to him, as if he had not suffered Involuntary Termination.

b)

Termination for Cause. In the event of Termination for Cause, the Company and the Bank shall pay to the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, and shall have no further obligation to the Employee under this Agreement.

c)

Voluntary Termination. The Employee's employment may be voluntary terminated by the employee at any time upon 90 days' written notice to the Company and the Bank or such shorter period as may be agreed upon between the Employee and the Board of Directors. In the event of such Voluntary Termination, the Company and the Bank shall be obligated jointly to continue to pay the Employee the Salary and provide benefits under this Agreement only through the Date of Termination, at the time such payments are due, and shall have no further obligation to the Employee under this Agreement.

d)

Change in Control. In the event of Involuntary Termination after a Change in Control which occurs at any time following the Effective Date which the Employee is employed under this Agreement, the Company and the Bank jointly shall (i) pay to the Employee in a lump sum in cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 280G of the Internal Revenue Code of 1986 as amended (the "Code"); and (ii) provide to the Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the Employee and his dependants and beneficiaries who have been eligible for such benefits if the Employee had not suffered Involuntary Termination, on terms substantially as favorable to the Employee, including amounts of coverage and deductibles and other costs to him as if he had not suffered Involuntary Termination.

e)

Death. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Company or the Bank jointly shall pay to the Employee's estate, or such person as the Employee may have previously designated in writing, the Salary which was not previously paid to the Employee and which he would have earned if he had continued to be employed under this Agreement through the last day of the calendar month in which the Employee died, together with the benefits provided hereunder through such date.

f)

Disability . If the Employee becomes entitled to benefits under the terms of the then-current disability plan, if any, of the Company or the Bank (the "Disability Plan") or becomes and otherwise unable to fulfill his duties under this Agreement, he shall be entitled to receive such group and other disability benefits, if any, as are then provided by the Company or the Bank for executive employees. In the event of such disability, this Agreement shall not be suspended , except that (i) the obligation to pay the Salary to the Employee shall be reduced in accordance with the amount of disability income benefits received by the Employee, if any, pursuant to this paragraph such that, on an after-tax basis, the Employee shall realize from the sum of disability income benefits and the Salary the same amount as he would realize on an after-tax basis from the Salary if the obligation to pay the Salary were not reduced pursuant to this Section 7(f); and (ii) upon a resolution adopted by a majority of the disinterested members of the Board of Directors, the Company and the Bank may discontinue payment of the Salary beginning six months following a determination that the Employee has become entitled to benefits under the Disability Plan or otherwise unable to fulfill his duties under this Agreement.

g)

Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate in whole or in part any of its obligations which were suspended.

h)

Permanent Suspension or Prohibition . If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. Section 1818(e)(3) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

i)

Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

j)

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

k)

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

l)

Further Reductions . Any payments made to the Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

8.

Notice of Termination . In the event that the Company or the Bank, or both, desire to terminate the employment of the Employee during the term of this Agreement, the Company or the Bank, or both, shall deliver to the Employee a written notice of termination, stating whether such termination constitutes Termination for Cause or Involuntary Termination, setting forth in reasonable detail the facts and circumstances that are the basis for the termination, and specifying the date upon which employment shall terminate, which date shall be at least 30 days after the date upon which the notice is delivered, except in the case of Termination for Cause. In the event that the Employee determines in good faith that he has experienced an Involuntary Termination of his employment, he shall send a written notice to the Company and the Bank stating the circumstances that constitute such Involuntary Termination and the date upon which his employment shall have ceased due to such Involuntary Termination. In the event that the Employee desires to effect a Voluntary Termination, he shall deliver a written notice to the Company and the Bank, stating the date upon which employment shall terminate, which date shall be at least 90 days after the date upon which the notice is delivered, unless the parties agree to a date sooner.

9.           Non-Competition.

(a)

Upon termination of Employee's employment hereunder except pursuant to Section 7(d) hereof, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his Employment pursuant to Section 7(a),(b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any other remedies available to the Bank and/or the Company for such breach or threatened breach, including the recovery of damages from Employee.

(b)

Employee recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Bank and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Bank. Employee will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Employee may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Bank. In the event of a breach or threatened breach by Employee of the provisions of this Section, the Bank will be entitled to an injunction restraining Employee from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Bank or affiliates thereof, or from rendering any services to any person, firm, corporation, or other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Bank from pursuing any other remedies available to the Bank for such breach or threatened breach, Including the recovery of damages from Employee.

10.

Attorneys' Fees. The Company and the Bank jointly shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Employee as a result of (i) the Employee's contesting or disputing any termination of employment, or (ii) the Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company or the Bank (or a successor) or the Consolidation Subsidiaries under which the Employee is or may be entitled to receive benefits; provided that the Company's and the Bank's obligation to pay such fees and expenses is subject to the Employee's prevailing with respect to the matters in dispute in any action initiated by the Employee or the Employee's having been determined to have acted reasonable and in good faith with respect to any action initiated by the Company or the Bank.

11.           No Assignments.

(a)

This Agreement is personal to each of the parties hereto, and no party may assign or delegate any of its rights or obligation hereunder without first obtaining the written consent of the other parties; provided, however, that the Company and the Bank shall require any successor or assign (whether direct or indirect, by purchase , merger, consolidation or otherwise) by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company and/or the Bank would be required to perform it if no such succession or assignment had taken place. Failure to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation and benefits from the Company and the Bank in the same amount and on the same terms as the provisions of this Section 7(d) of this Agreement. For purposes of implementing the provisions of this Section 11(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

(b)

This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees, and lagatees.


12.

Notice. For purposes of this Agreement, notices and all other communication provided for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Company and Bank at their home offices, to the attention of the Board of Directors with a copy to the Secretary of the Company and the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Company or the Bank.

13.	Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

14.	Headings. The heading used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

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

18.

Deferral of Non-Deductible Compensation. In the event that the Employee's aggregate compensation (including compensatory benefits which are deemed remuneration for purposes of Section 162(m) of the Code) from the Company and the Consolidated Subsidiaries for any calendar year under Section 162(m) of the Code (the "maximum mandatorily deferred with interest thereon at 8% per annum to a calendar year such that the amount to be paid to the Employee in such calendar year, including deferred amounts and interest thereon, does not exceed the maximum allowable amount. Subject to the foregoing, deferred amounts including interest thereon shall be payable at the earliest time permissible.


            IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

            THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                                                                         EVERTRUST FINANCIAL GROUP, INC.

/s/Lorelei Christenson                                                   /s/Michael B. Hansen
Lorelei Christenson, Corporate Secretary                     By     Michael B. Hansen
                                                                                    Its:    President and Chief Executive Officer

Attest:                                                                           EVERTRUST BANK

/s/Lorelei Christenson                                                   /s/Michael R. Deller
Lorelei Christenson, Corporate Secretary                     By     Michael R. Deller
                                                                                    Its:     President

                                                                                    /s/Kirk Bottles
                                                                                    Employee


Exhibit 10.10

Employment Agreement with Robert Nall


AMENDMENT TO EMPLOYMENT AGREEMENT

            THIS AMENDMENT TO EMPLOYMENT AGREEMENT attached hereto as Exhibit "A" (the "Agreement") is made and entered into as of 28th day of April, 2003 by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank"), and Robert Nall, (the "Employee").

            WHEREAS, the Employee is currently serving as the Senior Vice President and Chief Lending Officer of the Company and of the Bank;

            WHEREAS, the Board of Directors of the Company and the Board of Directors of the Bank (collectively, the "Board of Directors") desire to achieve uniformity in when they conduct their annual reviews of senior management employment agreements for the purpose of more efficiently administering review of senior management employment agreements and that such efficiency is in the best interest of the Company and the Bank; and

            WHEREAS, the Board of Directors has approved and authorized the execution of this amendment of the Agreement with the Employee,

            NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit "A" is amended as follows:

            1. Paragraph 2 of the Agreement entitled "Term" is amended as follows:

"The term of this Agreement will be until February 24, 2003. Beginning on February 24, 2003 and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms."

            2.     Paragraph 9 of the Agreement entitled "Non-Competition", subparagraph a) is amended as follows:

"Upon termination of Employee's employment hereunder except pursuant to Sections 7(a) and (d) hereof, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will


result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) and (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee."

            3.     A new Paragraph 10 is added to the Agreement as follows:

            "10.    Solicitation and/or Providing Services After Termination.

(a)

Employee agrees that, in addition to any other limitations, for a period of two (2) years after termination of his employment under this Agreement, Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit, nor shall provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision. If there is a "Change in control" as defined in paragraph 1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void.

(b)

Employee agrees that for a period of two (2) years after Employee's employment under the terms of this Agreement end, for whatever reason, Employee will not directly or indirectly encourage or solicit any employee of employer to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave. In the event there is a "Change in control" as defined in paragraph

1. a) of the Agreement resulting in Employee's termination, this provision becomes null and void."

            4.     All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

            5.     All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK /s/Lorelei Christenson Lorelei Christenson Corporate Secretary	EMPLOYEE /s/Robert Nall Robert Nall Senior Vice President & Chief Lending Officer
/s/William J. Rucker William J. Rucker Compensation Committee Chair

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


Exhibit 23

Independent Auditors Consent


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-89285 and 333-48884 of EverTrust Financial Group, Inc. on Form S-8 of our report dated May 2, 2003, appearing in this Annual Report on Form 10-K of EverTrust Financial Group, Inc. and subsidiaries for the year ended March 31, 2003.

/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Seattle, Washington
June 18, 2003


Exhibit 99

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF EVERTRUST FINANCIAL GROUP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

1.	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and
2.	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/Michael B. Hansen                                                                            /s/Jeffrey R. Mitchell
Michael B. Hansen                                                                                 Jeffrey R. Mitchell
Chief Executive Officer                                                                          Chief Financial Officer

Dated:  June 19, 2003

A signed original of this written statement required by Section 906 has been provided to EverTrust Financial Group, Inc. and will be retained by EverTrust Financial Group, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.
