Form 10-Q
period 2003-06-30
EVERTRUST FINANCIAL GROUP INC
filed 2003-08-05
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended..............................June 30, 2003

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
Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common stock, no par value	As of August 1, 2003 4,841,029


EVERTRUST FINANCIAL GROUP, INC.
Table of Contents

i


Part 1 - Financial Information
Item 1 - Financial Statements

EverTrust Financial Group, Inc.
Consolidated Statements of Financial Condition
June 30, 2003 and March 31, 2003
(Dollar amounts in thousands)

	June 30,	March 31,
	2003	2003
ASSETS	(Unaudited)

Cash and cash equivalents, including interest bearing deposits
of $42,602 and $27,415	$ 52,608	$ 37,259
Securities available for sale, amortized cost of $45,057 and $33,807	45,519	34,167
Securities held to maturity, fair value of $3,797 and $3,999	3,602	3,800
Federal Home Loan Bank stock, at cost	6,417	6,334
Loans receivable, net of allowances of $9,086 and $8,979	586,855	600,200
Loans held for sale, fair value of $1,472 and $4,813	1,465	4,755
Accrued interest receivable	3,229	3,280
Premises and equipment, net	8,771	9,074
Prepaid expenses and other assets	5,071	7,294

Total Assets	$713,483	$706,163

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$519,710	$508,269
Federal Home Loan Bank advances and other borrowings	96,321	100,984
Accounts payable and other liabilities	4,004	5,215

Total Liabilities	620,035	614,468

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock - no par value, 49,000,000 shares authorized,
4,840,279 shares and 4,834,779 shares outstanding at
June 30, 2003 and March 31, 2003, respectively	30,698	30,613
Employee Stock Ownership Plan (ESOP) debt	(396)	(396)
Retained earnings	63,926	62,542
Shares held in trust for stock-related
compensation plans	(1,085)	(1,301)
Accumulated other comprehensive income	305	237

Total Equity	93,448	91,695

Total Liabilities and Equity	$713,483	$706,163


EverTrust Financial Group, Inc.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)
INTEREST INCOME:
Loans receivable	$ 10,505	$ 10,810
Investment securities:
Taxable interest income	442	736
Tax-exempt interest income	43	59
Dividend income	86	99
Total investment security income	571	894
Total interest income	11,076	11,704
INTEREST EXPENSE:
Deposit accounts	3,097	3,436
Federal Home Loan Bank advances and other borrowings	1,284	1,516
Total interest expense	4,381	4,952
Net interest income	6,695	6,752
PROVISION FOR LOAN LOSSES	175	190
Net interest income after provision for loan losses	6,520	6,562
NONINTEREST INCOME:
Loan service fees	695	491
Gain on sale of securities	2	-
Gain on sale of loans	301	137
Other, net	646	496
Total noninterest income	1,644	1,124
NONINTEREST EXPENSES:
Salaries and employee benefits	3,152	3,021
Occupancy and equipment	710	804
Information processing costs	376	357
Other, net	967	1,230
Total noninterest expenses	5,205	5,412
Earnings before federal income taxes	2,959	2,274
FEDERAL INCOME TAXES	994	643
NET INCOME	$ 1,965	$ 1,631

Net income per common share - basic	$ 0.42	$ 0.34
Net income per common share - diluted	$ 0.39	$ 0.32

Weighted average shares outstanding - basic	4,660,447	4,748,686
Weighted average shares outstanding - diluted	4,999,107	5,031,177

Dividends paid per share	$ 0.120	$ 0.115


EverTrust Financial Group, Inc.
Consolidated Statements of Comprehensive Income (In thousands)
For the Three Months Ended June 30, 2003 and 2002

	2002	2001

NET INCOME	$ 1,965	$ 1,631
OTHER COMPREHENSIVE INCOME, net of income taxes:
Gross unrealized gain on securities:
Unrealized holding gain during the period, net of deferred income tax expense of $36 and $66	69	131
Less adjustment of gains (loss) included in net income, net of income tax of $(-) and $(-)	(1)	-
Other comprehensive income	68	131

COMPREHENSIVE INCOME	$ 2,033	$ 1,762


EverTrust Financial Group, Inc.
Consolidated Statements of Changes in Equity
For the Twelve Months Ended March 31, 2003 and Three Months Ended June 30, 2003
(Dollar amounts in thousands, Unaudited)

	Common Stock		Debt related	Retained	Shares held in trust for stock-related compensation	Accumulated other comprehensive
	Shares	Amount	to ESOP	earnings	plans	income (loss)	Total

BALANCE, April 1, 2002	5,170,569	$ 37,390	$ (792)	$ 58,019	$ (2,167)	$ 374	$ 92,824

Common stock repurchased	(375,493)	(7,664)					(7,664)
Common stock options exercised	39,703	479					479
Tax benefit from stock options exercised		143					143
Repayment of ESOP debt			396				396
ESOP activity - Change in value of
shares committed to be released		265					265
Amortization of compensation related to
Management Recognition Plan (MRP)					866		866
Net income				6,841			6,841
Dividends paid				(2,318)			(2,318)
Other comprehensive income, net
of income taxes						(137)	(137)
BALANCE, March 31, 2003	4,834,779	$ 30,613	$ (396)	$ 62,542	$ (1,301)	$ 237	$ 91,695

Common stock options exercised	5,500	85					85
Amortization of compensation related to
Management Recognition Plan (MRP)					216		216
Net income				1,965			1,965
Dividends paid				(581)			(581)
Other comprehensive income, net
of income taxes						68	68
BALANCE, June 30, 2003	4,840,279	$ 30,698	$ (396)	$ 63,926	$ (1,085)	$ 305	$ 93,448


EverTrust Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
For the Three Months Ended June 30, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES:
Net income	$ 1,965	$ 1,631
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization of premises and equipment	407	449
Dividends on Federal Home Loan Bank stock and
accretion of investment security discounts	(253)	(176)
Gain on sale of premises and equipment	-	(7)
Amortization of investment security premiums	80	10
Loss on limited partnership	-	27
Provision for losses on loans	175	190
Amortization of deferred loan fees and costs	(659)	(522)
Loan fees deferred	509	335
Proceeds from sale of loans	14,343	19,433
Loans originated for sale	(11,053)	(18,898)
Deferred taxes	-	109
Amortization of compensation related to MRP	216	216
Changes in operating assets and liabilities:
Accrued interest receivable	51	(82)
Prepaid expenses and other assets	2,355	296
Accounts payable and other liabilities	(1,211)	(80)

Net cash provided by operating activities	6,925	2,931

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	3,298	3,270
Proceeds from maturities of securities held to maturity	197	165
Proceeds from sale of securities available for sale	1,613	585
Purchases of securities available for sale	(16,070)	(2,750)
Loan principal payments	109,242	56,088
Loans originated or acquired	(95,922)	(51,555)
Proceeds from sales of reaquired assets and OREO	-	417
Investment in limited partnership	(112)	-
Net additions to premises and equipment	(104)	(358)

Net cash used by investing activities	2,142	5,782

FINANCING ACTIVITIES:
Net increase in deposit accounts	11,441	5,181
Proceeds from stock options exercised	85	-
Repurchase shares of common stock	-	(2,597)
Dividends paid on common stock	(581)	(582)
Repayment of other borrowings	-	(650)
Proceeds from Federal Home Loan Bank advances	9,400	15,850
Repayments of Federal Home Loan Bank advances	(14,063)	(19,563)

Net cash provided (used) by financing activities	6,282	(2,361)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	15,349	6,352

CASH AND CASH EQUIVALENTS:
Beginning of period	37,259	19,166

End of period	$ 52,608	$ 25,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest on deposits	$ 3,103	$ 4,954
Federal income taxes	$ 100	$ 150
Interest on borrowings	$ 1,317	$ 1,521


EverTrust Financial Group, Inc.
Notes to Consolidated Financial Statements
Three Months Ended June 30, 2003
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

The balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 17, 2003.

Note 2 - Recent Events

In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of MB Cap to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment. The limited partnership will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners and is subject to approval by regulatory authorities.

The investment in the Fund is recorded at fair value using the equity method, based on percentage of ownership held in the Fund. Such amounts were $1.3 million at June 30, 2003 compared to $1.2 million at March 31, 2003.

Note 3 - Stock Repurchases

In January 2003, the Company announced an eighth repurchase plan of up to 490,000 shares, or 10%, of the Company's outstanding common stock. The Company did not repurchase any shares during the quarter ended June 30, 2003, leaving a balance of 398,750 shares to be repurchased under the current plan. The Company has now repurchased a total of 4.2 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 338,660 and 282,491 for the three months ended June 30, 2003 and 2002, respectively. The increase in diluted shares for the three months ended June 30, 2003 compared to June 30, 2002, is primarily the result of the increase in EverTrust's average stock price from $18.35 for the three months ended June 30, 2002, to $24.40, for the three months ended June 30, 2003.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for it's stock options. Accordingly, no compensation cost has been recognized for


the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $75,000 for the three months ended June 30, 2003 and $79,000 for the three months ended June 30, 2002. Net income per share for both basic and diluted would have decreased by $.01 for the three months ended June 30, 2003 and June 30, 2002.

Had compensation cost for the options been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	For the Three Months Ended
	June 30, 2003	June 30, 2003

Net income as reported	$ 1,965	$ 1,631
Stock based employee compensation expense	(75)	(79)
Pro forma net income	1,890	1,552

Basic earnings per share:
As reported	0.42	0.34
Pro forma	0.41	0.33

Diluted earnings per share:
As reported	0.39	0.32
Pro forma	0.38	0.31


Note 5 - Lines of Business

Beginning April 1, 2003, the Company began managing the activities of EverTrust Bank under the following lines of business: Business and private banking (including ETAM), the real estate lending group, and the retail banking division. Prior to April 1, 2003 the Company reported EverTrust Bank under two lines of business, the Bank's retail operations and the Bank's business banking group. Results for the three months ended June 30, 2002 remain in the previous format as an accurate restatement is not possible.

The operating results of the holding company and MB Cap have been included in Other for both periods. Their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows (in thousands):

	Three Months Ended June 30, 2003
	The Bank's	The Bank's
	business	real estate	The Bank's
	and private	lending	retail
	banking group	group	division	Other	Eliminations	Total

Condensed income statement:

Net interest income after
provision for loan losses	$ 677	$ 3,946	$ 1,835	$ 62	$ -	$ 6,520
Other income	401	480	776	2,371	(2,384)	1,644
Other expense	1,072	942	2,528	676	(13)	5,205

Income before income taxes	6	3,484	83	1,757	(2,371)	2,959
Income taxes	2	1,172	28	(208)	-	994

Net income	$ 4	$ 2,312	$ 55	$ 1,965	$ (2,371)	$ 1,965

Total assets	$62,196	$449,353	$194,436	$97,240	$(89,742)	$713,483

	Three Months Ended June 30, 2002
		The Bank's
	The Bank's	business and
	retail	private banking
	division	group (1)	Other	Eliminations	Total

Condensed income statement:

Net interest income after
provision for loan losses	$ 5,990	$ 495	$ 77	$ -	$ 6,562
Other income	1,035	86	2,071	(2,068)	1,124
Other expense	4,009	648	768	(13)	5,412

Income before income taxes	3,016	(67)	1,380	(2,055)	2,274
Income taxes	856	(19)	(194)	-	643

Net income	$ 2,160	$ (48)	$ 1,574	$ (2,055)	$ 1,631

Total assets	$612,701	$55,409	$96,084	$(88,848)	$675,346
_____________
(1) Formerly Commercial Bank of Everett


Note 6 - Additional Information Regarding Investment Securities

The following table sets forth the composition of the Company's investment portfolio at the dates indicated (in thousands):

	June 30, 2003		March 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale:
Investment securities:
U.S. Government Agency obligations	$22,523	$22,782	$15,246	$15,479
Corporate obligations	-	-	500	501
Municipal obligations	2,346	2,378	2,346	2,382
Equity securities	830	714	1,642	1,270
Certificates of deposit	-	-	-	-
Mortgage-backed securities	19,358	19,645	14,073	14,535
Total available for sale	$45,057	$45,519	$33,807	$34,167

Held to Maturity:
Investment securities:
U.S. Government Agency obligations	$ 1,002	$ 1,101	$ 1,002	$ 1,111
Corporate obligations	-	-	-	-
Municipal obligations	2,207	2,272	2,402	2,465
Certificates of deposit	-	-	-	-
Mortgage-backed securities	393	424	396	423
Total held to maturity	$ 3,602	$ 3,797	$ 3,800	$3,999

Total	$48,659	$49,316	$37,607	$38,166

U.S. Government Agency obligations increased $7.3 million at cost from $16.2 million at March 31, 2003 to $23.5 million at June 30, 2003. Mortgage-backed securities increased $5.3 million at cost from $14.4 million at March 31, 2003 to $19.8 million at June 30, 2003. The increase in both investments reflects the Company's desire to enhance the investment portfolio with shorter term, lower risk securities. The Company will continue to look to invest excess cash over the next several months in high quality investments.

At June 30, 2003 equity securities were comprised of, at cost, $620,000 ($504,000 fair value) in common stock of publicly traded companies and $210,000 ($210,000 fair value) in money market mutual funds.


Note 7 - Additional Information Regarding Federal Home Loan Bank Advances and Other Borrowings

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

	June 30, 2003	March 31, 2003

Nonamortizing:
Due within 1 year	$ 19,900	$ 19,400
After 1 year through 2 years	18,800	18,750
After 2 years through 3 years	16,950	17,900
After 3 years through 5 years	24,900	26,700
After 5 years through 10 years	13,050	15,300
After 10 years	2,100	2,300
Amortizing:
After 10 years	621	634

	$96,321	$100,984

At June 30, 2003, the Bank had $47.0 million available in unsecured lines of credit with commercial banks compared to $47.0 million at March 31, 2003. At June 30, 2003 there were no advances on the lines of credit with commercial banks. In addition, the Bank has a revolving line of credit with the FHLB of up to 35% of total assets or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements.

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


February 1, 2003, and for existing VIEs as of the third quarter of 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1). SFAS No. 148 did not require the Company to change t o the fair value based method of accounting for stock-based compensation.

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which took effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 did not expected to materially impact the Company's financial statements.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 11 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits. On a limited basis, EverTrust Bank also makes loans in other areas of the state. To a much lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes. The Bank's principal business is attracting deposits from the general public and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank also offers investment management and limited trust services through its wholly owned subsidiary, EverTrust Asset Management ("ETAM"). At June 30, 2003, assets under management at ETAM totaled $129.0 million compared to $111.9 million at March 31, 2003.

Selected Financial Ratios

The following table sets forth certain selected financial ratios for EverTrust.

	Three Months Ended June 30,
	2003	2002

SELECTED FINANCIAL RATIOS

Performance Ratios:
Return on average assets (1)	1.10%	0.98%
Return on average equity (2)	8.42	7.05
Equity-to-assets ratio (3)	13.09	13.90
Interest rate spread (4)	3.39	3.52
Net interest margin (5)	3.83	4.14
Average interest-earning assets to average
interest-bearing liabilities	117.62	120.39
Other operating expenses as a percent of
average total assets	2.92	3.25
Efficiency ratio (6)	62.25	68.45
______________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-bearing assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.


Comparison of Financial Condition at June 30, and March 31, 2003

Total assets increased $7.3 million from $706.2 million at March 31, 2003 to $713.5 million at June 30, 2003. Cash and cash equivalents increased $15.3 million from $37.3 million at March 31, 2003 to $52.6 million at June 30, 2003. The increase in cash is primarily due to loan repayments and will be used in the next several months to purchase investments and to fund future growth in the loan portfolio.

The investment portfolio (including Federal Home Loan Bank stock) increased $11.2 million, or 25.4%, from $44.3 million at March 31, 2003 to $55.5 million at June 30, 2003. The increase was due to purchases of U.S. government agency securities available for sale.

Loans receivable, including loans held for sale, decreased $16.7 million, or 2.7%, from $605.0 million at March 31, 2003 to $588.3 million at June 30, 2003. Despite loan originations totaling $107.0 million, loan repayments, participations and sales was the primary reason for the decrease in the loan portfolio. Commercial real estate decreased $20.4 million from $264.3 million at March 31, 2003 to $243.9 at June 30, 2003 due to loan repayments. This decrease was offset in part by a $9.7 million increase in the commercial construction portfolio from $33.6 million at March 31, 2003 to $43.3 million at June 30, 2003. Loan participations to other banks totaled $18.5 million for the three months ended June 30, 2003. Loans held for sale at June 30, 2003 were $1.5 million, compared to $4.8 million at March 31, 2003.

The following table provides additional detail on EverTrust's loans (in thousands):

	June 30, 2003		March 31, 2003

	Amount	Percent	Amount	Percent
Commercial construction	$ 43,348	7.2%	$ 33,577	5.5%
Commercial real estate	243,850	40.6	264,313	43.1
Multifamily construction	9,613	1.6	8,325	1.4
Multifamily residential	162,547	27.1	158,554	25.8
Business loans	35,997	6.0	40,407	6.6
One to four family construction and
land development	57,695	9.6	57,601	9.4
Consumer:
Home equity and second mortgages	22,555	3.8	23,006	3.7
Credit cards	735	0.1	712	0.1
Other installment loans	2,924	0.5	3,263	0.5
One to four family residential	21,068	3.5	23,968	3.9
	600,332	100.0%	613,726	100.0%
Less:
Deferred loan fees and other	(4,391)		(4,547)
Reserve for loan losses	(9,086)		(8,979)

	(13,477)		(13,526)

Loans receivable, net	$586,855		$600,200

Loans held for sale	$ 1,465		$ 4,755


At June 30, 2003 EverTrust had $500 in loans accounted for on a non-accrual basis compared to approximately $24,000 at March 31, 2003. The non-accrual loan balance at June 30, 2003 consists of one unsecured loan that may or may not be collected on in the future. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended June 30, 2002 (in thousands):

	Quarter ended
	06/30/03	03/31/03	12/31/02	09/30/02	06/30/02

Allowance at beginning of period	$8,979	$9,036	$8,857	$8,917	$8,754
Provision for loan losses	175	-	200	-	190
Charge-offs	(73)	(57)	(21)	(60)	(27)
Recoveries	5	-	-	-	-
Balance at end of period	$9,086	$8,979	$9,036	$8,857	$8,917

The following table sets forth certain asset quality ratios for EverTrust.

	Three Months
	Ended June 30,
	2003	2002
Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net	0.04%	- %
Nonperforming assets as a percent of total assets	0.03	0.02
Allowance for losses as a percent of gross loans receivable	1.52	1.54
Allowance for loan losses as a percent of nonperforming loans	3980.83	n/m
Net charge-offs (recoveries) to average outstanding loans	0.01	-

Total deposits of EverTrust increased by approximately $11.4 million, or 2.3%, from $508.3 million at March 31, 2003 to $519.7 million at June 30, 2003. The change is primarily the result of increases in transaction accounts of $8.8 million from $87.8 million at March 31, 2003 to $91.6 million at June 30, 2003 and a $3.5 million increase in time deposits accounts from $279.5 million at March 31, 2003 to $283.0 million at June 30, 2003. The increase in deposits from March 31, 2003 to June 30, 2003 is generally attributable to an increased emphasis in attracting business deposits and an increased customer preference for insured deposits.


The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

	At June 30, 2003		At March 31, 2003
	Amount	%	Amount	%

Noninterest-bearing accounts	$ 18,819	3.6%	$ 18,398	3.6%
Savings accounts	12,481	2.4	12,426	2.4
Checking accounts	72,823	14.0	64,358	12.7
Money market accounts	132,590	25.5	133,586	26.3

Time deposits by original term:
One to 11 months	46,332	8.9	51,334	10.1
12 to 23 months	121,879	23.5	118,362	23.3
24 to 35 months	25,349	4.9	24,842	4.9
36 to 59 months	22,488	4.3	22,292	4.4
60 months and beyond	66,949	12.9	62,671	12.3

	282,997	54.5	279,501	55.0

	$519,710	100.0%	$508,269	100.0%

Federal Home Loan Bank advances and other borrowings decreased $4.7 million from $101.0 million at March 31, 2003 to $96.3 million at June 30, 2003. The need for borrowings since March 31, 2003 has decreased due to an increase in deposit balances and cash received from loan repayments.

Total equity increased approximately $1.7 million to $93.4 million at June 30, 2003 compared to $91.7 million at March 31, 2003. Earnings of $2.0 million for the three months ended June 30, 2003 were partially offset by cash dividends paid of approximately $581,000.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General. Net income increased approximately $334,000 from $1.6 million for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003. The increase in income is due primarily to a $520,000 increase in noninterest income and a $571,000 decrease in interest expense, offset in part by a $628,000 decrease in interest income.

Net Interest Income. Net interest income decreased .84% from $6.8 million for the three months ended June 30, 2002, 2001 to $6.7 million for the three months ended June 30, 2003. The change is due primarily to the lower yield on interest-earning assets and the increased volume of lower-yielding investments.

Interest income decreased approximately $628,000 from $11.7 million for the three months ended June 30, 2002 to $11.1 million for the same period in 2003. The average balance of interest-earning assets increased from $652.3 million for the three months ended June 30, 2002 to $699.0 million for the three months ended June 30, 2003 resulting in an increase of approximately $519,000 in income. The yield on interest-earning assets decreased from 7.18% for the three months ended June 30, 2002 to 6.34% for the same period in 2003 resulting in a decrease in income of approximately $1.1 million. Increased balances were due to increased cash volumes, which were received from loan repayments and deposit growth. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment, which also resulted in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.


Total interest expense decreased $571,000 from $5.0 million for the three months ended June 30, 2002 to $4.4 million for the same period in 2003. The average balance of interest-bearing liabilities increased 9.7% or $52.5 million from $541.8 million at June 30, 2002 to $594.3 million for the three months ended June 30, 2003 resulting in an increase of $282,000 in expense. This increase was more than offset by an $679,000 decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 3.66% for the three months ended June 30, 2002 to 2.95% for the same period in 2003. The reduction is due to market interest rate decreases. The average balance of borrowings comprised 16.7% of interest-bearing liabilities for the quarter ended June 30, 2003 compared to 22.9% for the same period in 2002.

The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios:

	Three months ended June 30,
	2003			2002
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net (1)	$617,336	$10,505	6.81%	$587,957	$ 10,810	7.35%
Investment securities	44,335	398	3.59	55,130	790	5.73
Federal Home Loan Bank stock	6,335	83	5.24	5,947	89	5.99
Cash and cash equivalents	30,976	90	1.16	3,262	15	1.72
Total interest-earning assets	698,982	11,076	6.34	652,296	11,704	7.18

Noninterest-earning assets	14,146			13,384

Total average assets	$713,128			$665,680

Interest-bearing liabilities:
Savings accounts	$ 12,736	$ 26	0.82%	$ 11,215	$ 40	1.43%
Checking accounts	70,293	195	1.11	35,928	180	2.00
Money market deposit accounts	132,855	491	1.48	128,355	696	2.17
Time deposits	279,343	2,385	3.42	242,408	2,520	4.16
Total deposits	495,227	3,097	2.50	417,906	3,436	3.29
Borrowings	99,067	1,284	5.18	123,924	1,516	4.89
Total interest-bearing liabilities	594,294	4,381	2.95	541,830	4,952	3.66

Noninterest-bearing liabilities	25,504			31,333

Total average liabilities	619,798			573,163

Average equity	93,330			92,517

Total liabilities and equity	$713,128			$665,680

Net interest income		$ 6,695			$ 6,752
Interest rate spread			3.39%			3.52%
Net interest margin			3.83%			4.14%
Ratio of average interest-earning assets to average interest-bearing liabilities		117.62%			120.39%
_________________
(1)	Average loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.


Provision for Loan Losses. During the three months ended June 30, 2003, the provision for loan losses was $175,000 compared to $190,000 for the same period in 2002. The allowance for loan losses increased $107,000 from $9.0 million at March 31, 2003 to $9.1 million at June 30, 2003. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.52% at June 30, 2003 compared to 1.46% at March 31, 2003, and 1.54% at June 30, 2002.

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

Non-interest Income. Non-interest income increased $520,000 from $1.1 million for the three months ended June 30, 2002 to $1.6 million for the same period in 2003. Brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees were $605,000 for the three months ended June 30, 2003 compared to $374,000 for the three months ended June 30, 2002. In addition gains on the sale of one-to-four family loans for the three months ended June 30, 2003 were $301,000, compared to $137,000 for the same period a year earlier.

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

The following table sets forth non-interest income (dollars in thousands):

	Three Months Ended June 30,
	2003	2002

Brokered loan fees	$ 231	$118
ETAM management fees	209	122
Loan modification fees	165	134
Gain on sale of securities	2	-
Gain on sale of loans	301	137
Service fees and other, net	736	613
Total noninterest income	$1,644	$1,124

Non-interest Expense. Non-interest expense decreased $207,000 from $5.4 million for the three months ended June 30, 2002 to $5.2 million for the same period in 2003. The decrease is due primarily to lower depreciation expense on fully depreciated equipment and lower marketing expense due to timing of marketing activities. The decrease was partially offset by additional salary and employee benefits of $131,000 from $3.0 million for the three months ended June 30, 2002 to $3.2 million for the three months ended June 30, 2003. Compensation expense increased as a result of annual pay increases which took effect in April 2003. The Company had 169 employees at June 30, 2003 compared to 179 employees at June 30, 2002 with the temporary decline due to normal staff turnover. Information processing costs increased $19,000 from $357,000 for the three months ended June 30, 2002 to $376,000 for the same period in 2003.


The small increase is primarily the result of additional software depreciation associated with the addition of the client contact center.

Provision for Income Taxes. Federal income taxes increased $351,000 from $643,000 for the three months ended June 30, 2002 to $994,000 for the three months ended June 30, 2003. The change is primarily due to an increase in earnings. In addition the Company's effective tax rate has increased due to the expiration of low income housing tax credits.

Liquidity and Capital Resources. EverTrust's primary source of funds are deposits and proceeds from principal and interest payments on loans and securities, and Federal Home Loan Bank of Seattle advances and other borrowings. While maturities and scheduled amortization of loan and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and, to a much lesser extent, one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business and private banking loans. During the three months ended June 30, 2003, the Company originated $107.0 million in new loans, $88.5 million after participating out $18.5 million of loans to other banks. In addition, during this three month period, funds were used to pay a cash dividend to shareholders totaling $581,000. These activities were funded by loan repayments and proceeds from the sales and maturities of investment securities. EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

			Minimum for Capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
June 30, 2003:
Total capital to risk-weighed assets	$100,572	16.4%	$49,060	8.0%
Tier 1 capital to risk-weighted assets	92,979	15.2	24,468	4.0
Tier 1 leverage capital to average assets	92,979	13.0	28,609	4.0

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, and had $6.0 million worth of fair value forward sale contracts in place at June 30, 2003. The forward sale contracts are scheduled to settle by the quarter ending September 30, 2003 and the Company expects minimal risk associated with the contracts. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II - Other Information

Item 1. Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Shareholders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Registrant(1)
	3.2	Bylaws of the Registrant(1)
	10.1	401(k) Employee Savings and Profit Sharing Plan and Trust(1)
	10.2	Employee Severance Compensation Plan(2)
	10.3	Employee Stock Ownership Plan(1)
	10.4	2000 Stock Option Plan (3)
	10.5	2000 Management Recognition Plan (3)
	10.6	Amended Employment Agreement with Michael B. Hansen(4)
	10.7	Amended Employment Agreement with Michael R. Deller(4)
	10.8	Amended Employment Agreement with Jeffrey R. Mitchell(4)
	10.9	Employment Agreement with Kirk A. Bottles(4)
	10.10	Amendment Employment Agreement with Robert L. Nall(4)
	31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

            (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2003.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                            EverTrust Financial Group, Inc.

August 5, 2003                                                                                  /s/ Michael B. Hansen
                                                                                                             Michael B. Hansen
                                                                                                             President and Chief Executive Officer
                                                                                                             (Principal Executive Officer)

August 5, 2003                                                                                  /s/ Jeffrey R. Mitchell
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


Exhibit 31


Certification

I, Michael B. Hansen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003

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

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 5, 2003

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

Exhibit 32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF EVERTRUST FINANCIAL GROUP, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

(1)	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

(2)	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Michael B. Hansen                                                                             /s/ Jeffrey R. Mitchell
Michael B. Hansen                                                                                   Jeffrey R. Mitchell
Chief Executive Officer                                                                            Chief Financial Officer

Dated: August 5, 2003

A signed original of this written statement required by Section 906 has been provided to EverTrust Financial Group, Inc. and will be retained by EverTrust Financial Group, Inc. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.
