Form 10-Q
period 2003-09-30
EVERTRUST FINANCIAL GROUP INC
filed 2003-11-05
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended.................September 30, 2003
                                                    ------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------
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

              2707 Colby Avenue, Suite 600, Everett, Washington 98201
              -------------------------------------------------------
               (Address of principal executive offices and zip code)

                                   (425) 258-3645
              -------------------------------------------------------
               (Registrant's telephone number, including area code)

                                         NA
              -------------------------------------------------------
              (Former name, former address and former fiscal year, if
                             changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes   X      No
          -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

(1)   Yes   X      No
          -----       -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                                  As of November 3, 2003
--------------------------                       ----------------------
Common stock, no par value                              4,782,929

                     EVERTRUST FINANCIAL GROUP, INC.
                            Table of Contents
                                                                         Page
PART I  -  FINANCIAL INFORMATION                                         ----

ITEM 1  -  Financial Statements. The Consolidated Financial
           Statements of EverTrust Financial Group, Inc. filed
           as a part of the report are as follows:                        1

           Consolidated Statements of Financial Condition as of
           September 30, 2003 and March 31, 2003                          1

           Consolidated Statements of Operations for the three
           and six months ended September 30, 2003 and 2002               2

           Consolidated Statements of Comprehensive Income for
           the six months ended September 30, 2003 and 2002               3

           Consolidated Statements of Changes in Equity for the
           twelve months ended March 31, 2003 and six months
           ended September 30, 2003                                       4

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 2003 and 2002                              5

           Notes to Consolidated Financial Statements                     6

ITEM 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     13

           General                                                       13

           Comparison of Financial Condition at September 30, and
           March 31, 2003                                                14

           Comparison of Operating Results for the Three Months Ended
           September 30, 2003 and 2002                                   17

           Comparison of Operating Results for the Six Months Ended
           September 30, 2003 and 2002                                   20

           Liquidity and Capital Resources                               23

ITEM 3  -  Quantitative and Qualitative Disclosures About Market Risk    24

           Asset and Liability Management and Market Risk                24

ITEM 4  -  Controls and Procedures                                       24

PART II -  OTHER INFORMATION                                             25

           Item 1.  Legal Proceedings                                    25

           Item 2.  Changes in Securities                                25

           Item 3.  Defaults upon Senior Securities                      25

           Item 4.  Submission of Matters to a Vote of Stockholders      25

           Item 5.  Other Information                                    26

           Item 6.  Exhibits and Reports on Form 8-K                     26

SIGNATURES                                                               27

Part 1   Financial Information
------------------------------
Item 1   Financial Statements

                        EverTrust Financial Group, Inc.
                Consolidated Statements of Financial Condition
                    September 30, 2003 and March 31, 2003
                         (Dollar amounts in thousands)

                                                 September 30,     March 31,
                                                      2003           2003
                                                   ----------      ---------
ASSETS                                                    (Unaudited)
------

Cash and cash equivalents, including interest
  bearing deposits of $69,753 and $27,415          $   84,654      $  37,259
Securities available for sale, amortized cost
  of $57,138 and $33,807                               57,508         34,167
Securities held to maturity, fair value of
  $3,628 and $3,999                                     3,464          3,800
Federal Home Loan Bank stock, at cost                   6,502          6,334
Loans receivable, net of allowances of $8,747
  and $8,979                                          565,153        600,200
Loans held for sale, fair value of $509 and $4,813        508          4,755
Accrued interest receivable                             3,064          3,280
Premises and equipment, net                             8,427          9,074
Prepaid expenses and other assets                       5,273          7,294
                                                   ----------      ---------
        Total Assets                               $  734,553      $ 706,163
                                                   ==========      =========

LIABILITIES AND EQUITY
----------------------

LIABILITIES:
  Deposit accounts                                 $  542,394      $ 508,269
  Federal Home Loan Bank advances and
    other borrowings                                   91,308        100,984
  Accounts payable and other liabilities                6,774          5,215
                                                   ----------      ---------
        Total Liabilities                             640,476        614,468

COMMITMENTS AND CONTINGENCIES

EQUITY:
  Common stock - no par value, 49,000,000
    shares authorized, 4,836,929 shares and
    4,834,779 shares outstanding at September
    30, 2003 and March 31, 2003, respectively          30,600         30,613
  Employee Stock Ownership Plan (ESOP) debt              (396)          (396)
  Retained earnings                                    64,497         62,542
  Shares held in trust for stock-related
    compensation plans                                   (868)        (1,301)
  Accumulated other comprehensive income                  244            237
                                                   ----------      ---------
        Total Equity                                   94,077         91,695
                                                   ----------      ---------
  Total Liabilities and Equity                     $  734,553      $ 706,163
                                                   ==========      =========

                         EverTrust Financial Group, Inc.
                     Consolidated Statements of Operations
         For the Three and Six Months Ended September 30, 2003 and 2002
            (Dollar amounts in thousands, except per share amounts)

                                 Three Months Ended        Six Months Ended
                                     September 30,           September 30,
                                 2003          2002        2003         2002
                             ----------   ----------   ----------  ----------
                                    (Unaudited)               (Unaudited)
INTEREST INCOME:
  Loans receivable           $   10,056   $   10,658   $   20,562  $   21,467
 Investment securities:
   Taxable interest income          508          730          950       1,465
   Tax-exempt interest income        41           53           84         112
   Dividend income                   86          100          172         199
                             ----------   ----------   ----------  ----------
     Total investment
       security income              635          883        1,206       1,776
                             ----------   ----------   ----------  ----------
     Total interest income       10,691       11,541       21,768      23,243
INTEREST EXPENSE:
  Deposit accounts                3,064        3,474        6,161       6,910
  Federal Home Loan Bank
    advances and other
    borrowings                    1,240        1,481        2,525       2,996
                             ----------   ----------   ----------  ----------
     Total interest expense       4,304        4,955        8,686       9,906
                             ----------   ----------   ----------  ----------
     Net interest income          6,387        6,586       13,082      13,337
PROVISION FOR LOAN LOSSES             -            -          175         190
                             ----------   ----------   ----------  ----------
  Net interest income after
    provision for loan losses     6,387        6,586       12,907      13,147
NONINTEREST INCOME:
  Loan service fees                 644          605        1,339       1,096
  Gain on sale of securities          -           49            2          49
  Gain on sale of loans             158          161          459         298
  Other, net                        667          603        1,313       1,099
                             ----------   ----------   ----------  ----------
     Total noninterest income     1,469        1,418        3,113       2,542
                             ----------   ----------   ----------  ----------
NONINTEREST EXPENSES:
  Salaries and employee benefits  2,984        3,123        6,136       6,144
  Occupancy and equipment           742          783        1,452       1,587
  Information processing costs      382          363          758         720
  Other, net                      1,043        1,218        2,010       2,447
                             ----------   ----------   ----------  ----------
     Total noninterest expenses   5,151        5,487       10,356      10,898
                             ----------   ----------   ----------  ----------
     Earnings before federal
       income taxes               2,705        2,517        5,664       4,791
FEDERAL INCOME TAXES              1,408          713        2,402       1,356
                             ----------   ----------   ----------  ----------
NET INCOME                   $    1,297   $    1,804   $    3,262  $    3,435
                             ==========   ==========   ==========  ==========
Net income per common
  share - basic              $     0.28   $     0.38   $     0.70  $     0.72
                             ==========   ==========   ==========  ==========
Net income per common
  share - diluted            $     0.26   $     0.36   $     0.65  $     0.68
                             ==========   ==========   ==========  ==========
Weighted average shares
  outstanding - basic         4,661,763    4,722,660    4,661,109   4,762,305

Weighted average shares
  outstanding - diluted       4,963,722    5,035,388    4,986,237   5,060,915

Dividends paid per share     $    0.150   $    0.115   $    0.270  $    0.230

                       EverTrust Financial Group, Inc.
               Consolidated Statements of Comprehensive Income
             For the Six Months Ended September 30, 2003 and 2002
                        (Dollar amounts in thousands)

                                                       2003           2002
                                                     --------       --------
                                                           (Unaudited)
NET INCOME                                           $  3,262       $  3,435
OTHER COMPREHENSIVE INCOME, net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized holding gain (loss) during the
      period, net of deferred income tax
      expense (benefit) of $7 and $14                      10            (28)
    Less adjustment of gains included in net
      income, net of income tax of $(2) and $9             (3)            17
                                                     --------       --------
    Other comprehensive income                              7            (11)
                                                     --------       --------
COMPREHENSIVE INCOME                                 $  3,269       $  3,424
                                                     ========       ========

                             EverTrust Financial Group, Inc.
                      Consolidated Statements of Changes in Equity
   For the Twelve Months Ended March 31, 2003 and Six Months Ended September 30, 2003
                        (Dollar amounts in thousands, Unaudited)

                                                                       Shares held
                                                                      in trust for   Accumulated
                            Common Stock         Debt                 stock-related      other
                                                related    Retained   compensation   comprehensive
                          Shares      Amount    to ESOP    Earnings       plans         Income      Total
                        ---------   --------    ------     --------    ---------       -------    --------
BALANCE, April 1, 2002  5,170,569   $ 37,390    $  (792)   $ 58,019    $  (2,167)      $   374    $ 92,824
                        ---------   --------    ------     --------    ---------       -------    --------
 Common stock
  repurchased            (375,493)    (7,664)                                                       (7,664)
Common stock options
 exercised                 39,703        479                                                           479
Tax benefit from stock
 options exercised                       143                                                           143
Repayment of ESOP debt                              396                                                396
ESOP activity- Change in
 value of shares commit-
 ted to be released                      265                                                           265
Amortization of com-
 pensation related to
 Management Recognition
 Plan (MRP)                                                                  866                       866
Net income                                                    6,841                                  6,841
Dividends paid                                               (2,318)                                (2,318)
Other comprehensive
 income, net of income
 taxes                                                                                    (137)       (137)
                        ---------   --------    ------     --------    ---------       -------    --------
BALANCE, March 31, 2003 4,834,779   $ 30,613    $ (396)    $ 62,542    $  (1,301)      $   237    $ 91,695
                        =========   ========    ======     ========    =========       =======    ========
Common stock re-
 purchased                 (5,100)      (128)                                                         (128)
Common stock options
 exercised                  7,250        115                                                           115
Amortization of compen-
 sation related to
 Management Recognition
 Plan (MRP)                                                                  433                       433
 Net income                                                   3,262                                  3,262
 Dividends paid                                              (1,307)                                (1,307)
 Other comprehensive
  income, net of
  income taxes                                                                               7           7
                        ---------   --------    ------     --------    ---------       -------    --------
BALANCE, September 30,
 2003                   4,836,929   $ 30,600    $ (396)    $ 64,497    $    (868)      $   244    $ 94,077
                        =========   ========    ======     ========    =========       =======    ========

                                                                4

               EverTrust Financial Group, Inc and Subsidiaries
             Consolidated Statements of Cash Flows (In thousands)
              For the Six Months Ended September 30, 2003 and 2002

                                                        2003         2002
                                                    ----------    ----------
OPERATING ACTIVITIES:
  Net income                                        $    3,262    $    3,435
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
    Depreciation and amortization of premises
      and equipment                                        813           900
    Dividends on Federal Home Loan Bank stock and
      accretion of investment security discounts          (350)         (330)
    Gain on sale of premises and equipment                   -            (7)
    Amortization of investment security premiums           205            27
    Loss on limited partnership                              -            54
    Provision for losses on loans                          175           190
    Amortization of deferred loan fees and costs        (1,489)       (1,064)
    Loan fees deferred                                   1,106           770
    Proceeds from sale of loans                         24,724        24,088
    Loans originated for sale                          (20,477)      (34,368)
    Deferred taxes                                         450           (37)
    Amortization of compensation related to MRP            433           433
    Changes in operating assets and liabilities:
      Accrued interest receivable                          216           201
      Prepaid expenses and other assets                  1,679           (30)
      Accounts payable and other liabilities             1,559           318
                                                    ----------    ----------

  Net cash provided (used)  by operating activities     12,306        (5,420)
                                                    ----------    ----------
INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
    for sale                                            10,622         2,030
  Proceeds from maturities of securities held to
    maturity                                               335           791
  Proceeds from sale of securities available for sale    3,561        20,079
  Purchases of securities available for sale           (37,535)      (12,673)
  Loan principal payments                              261,457       137,738
  Loans originated or acquired                        (226,202)     (118,637)
  Proceeds from sales of reaquired assets and OREO           -           524
  Investment in limited partnership                       (112)            -
  Net additions to premises and equipment                 (166)         (482)
                                                    ----------    ----------

  Net cash provided (used) by investing activities      11,960        29,370
                                                    ----------    ----------

FINANCING ACTIVITIES:
  Net increase in deposit accounts                      34,125        30,973
  Proceeds from stock options exercised                    115             -
  Repurchase shares of common stock                       (128)       (3,178)
  Dividends paid on common stock                        (1,307)       (1,156)
  Repayment of other borrowings                              -       (12,050)
  Proceeds from Federal Home Loan Bank advances         18,200        25,850
  Repayments of Federal Home Loan Bank advances        (27,876)      (34,277)
                                                    ----------    ----------

  Net cash provided by financing activities             23,129         6,162
                                                    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      47,395        30,112

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   37,259        19,166
                                                    ----------    ----------
  End of period                                     $   84,654    $   49,278
                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
  Cash paid during the year for:
    Interest on deposits                            $    6,161    $    6,958
    Federal income taxes                            $    1,565    $    1,320
    Interest on borrowings                          $    2,577    $    3,017

                       EverTrust Financial Group, Inc.
                  Notes to Consolidated Financial Statements
                      Six Months Ended September 30, 2003
                                 (Unaudited)

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

The balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) rules pertaining to the presentation of interim financial statements. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 17, 2003.

Note 2 - Recent Events
----------------------

In September 2003, the Company completed the consolidation and closure of one of it's Arlington, WA.'s (Smokey Point) branches into it's nearby Marysville, WA. branch, a move designed to improve the efficiency of branch operations. In addition, the Company opened a loan production office in Portland, OR. The Portland office is part of the Commercial Real Estate Group.

Note 3 - Stock Repurchases
--------------------------

In January 2003, the Company announced an eighth repurchase plan of up to 490,000 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 5,100 shares during the quarter ended September 30, 2003, leaving a balance of 393,650 shares to be repurchased under the current plan. The Company has now repurchased a total of 4.2 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share
---------------------------

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 301,959 and 312,728 for the three months ended September 30, 2003 and 2002, respectively, and 325,128 and 298,610 for the six months ended September 30, 2003 and 2002, respectively.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for it's stock options. Accordingly, no compensation cost has been recognized for the Company's option plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $54,000 and $130,000 for the three and six months ended

September 30, 2003, respectively, and $76,000 and $152,000 for the three and six months ended September 30, 2002, respectively. Net income per share for basic would have decreased by $.01 and $.03 for the three and six months ended September 30, 2003, and September 30, 2002, respectively.

Net income per share for diluted would have decreased by $.01 and $.02 for the three and six months ended September 30, 2003 compared to $.02 and $.03 for the same periods in 2002, respectively.

                                                For the Three Months Ended
                                               -----------------------------
(In thousands, except per share amounts)       September 30,   September 30,
                                                   2003            2002
                                               -------------   -------------

Net income as reported                            $ 1,297         $ 1,804
Stock based employee compensation expense,
  net of tax                                          (54)            (76)
                                               -------------   -------------
Pro forma net income                              $ 1,243         $ 1,728
Basic earnings per share:
  As reported                                        0.28            0.38
  Pro forma                                          0.27            0.37

Diluted earnings per share:
  As reported                                        0.26            0.36
  Pro forma                                          0.25            0.34

                                                  For the Six Months Ended
                                               -----------------------------
(In thousands, except per share amounts)       September 30,   September 30,
                                                   2003            2002
                                               -------------   -------------

Net income as reported                            $ 3,262         $ 3,435
Stock based employee compensation expense,
  net of tax                                         (130)           (152)
                                               -------------   -------------
Pro forma net income                              $ 3,132         $ 3,283
Basic earnings per share:
  As reported                                        0.70            0.72
  Pro forma                                          0.67            0.69

Diluted earnings per share:
  As reported                                        0.65            0.68
  Pro forma                                          0.63            0.65


Note 5 -  Lines of Business
---------------------------

Beginning April 1, 2003, the Company began managing the activities of EverTrust Bank under the following lines of business: Business and private banking (including ETAM), the real estate lending group, and the retail banking division. Prior to April 1, 2003 the Company reported EverTrust Bank under two lines of business, the Bank's retail operations and the Bank's business banking group. Results for the three months and six ended September 30, 2002 remain in the previous format as an accurate restatement is not possible.

The operating results of the holding company and MB Cap have been included in Other for both periods. Their results are not significant when taken on an individual basis.


Financial highlights by lines of business are as follows (in thousands):

                                                Three Months Ended September 30, 2003
                            --------------------------------------------------------------------------
                             The Bank's     The Bank's
                           business and     real estate     The Bank's
                         private banking     lending          retai1
                              group           group          division     Other    Eliminations     Total
                            --------        --------         --------   --------     --------     --------
Condensed income
statement:
Net interest income
  after provision for
  loan losses               $    579        $  4,300         $  1,455   $     53     $      -     $  6,387
Other income                     386             473              623      2,142       (2,155)       1,469
Other expense                  1,102             782            2,615        665          (13)       5,151
                            --------        --------         --------   --------     --------     --------

Income before income taxes      (137)          3,991             (537)     1,530       (2,142)       2,705
Income taxes                     (49)          1,414             (190)       233            -        1,408
                            --------        --------         --------   --------     --------     --------

Net Income                  $    (88)       $  2,577         $   (347)  $  1,297     $ (2,142)    $  1,297
                            ========        ========         ========   ========     ========     ========

Total assets                $ 55,256        $445,174         $226,651   $ 98,115     $(90,643)    $734,553
                            ========        ========         ========   ========     ========     ========


                                                Three Months Ended September 30, 2002
                               ---------------------------------------------------------------------
                                               The Bank's
                               The Bank's     business and
                                 retail     private banking
                                division          group        Other      Eliminations      Total
                               ----------       --------     --------     ------------    ----------
Condensed income statement:

Net interest income after
  provision for loan losses    $    5,957       $    564     $     68       $     (4)     $    6,586
Other income                        1,274            158        2,217         (2,231)          1,418
Other expense                       4,066            683          755            (18)          5,487
                               ----------       --------     --------       --------      ----------

Income before income taxes          3,165             39        1,530         (2,217)          2,517
Income taxes                          898             12         (197)             -             713
                               ----------       --------     --------       --------      ----------

Net Income                     $    2,267       $     27     $  1,727       $ (2,217)     $    1,804
                               ==========       ========     ========       ========      ==========

Total assets                   $  618,065       $ 60,672     $ 96,925       $(89,516)     $  686,146
                               ==========       ========     ========       ========      ==========

                                                                 8

                                                Six Months Ended September 30, 2003
                            --------------------------------------------------------------------------
                             The Bank's     The Bank's
                           business and     real estate     The Bank's
                         private banking     lending          retai1
                              group           group          division     Other    Eliminations     Total
                            --------        --------         --------   --------     --------     --------
Condensed income
statement:
Net interest income
  after provision for
  loan losses               $  1,256        $  8,246         $  3,290   $    115     $      -     $ 12,907
Other income                     787             954            1,398      4,513       (4,539)       3,113
Other expense                  2,172           1,723            5,146      1,341          (26)      10,356
                            --------        --------         --------   --------     --------     --------

Income before income taxes      (129)          7,477             (458)     3,287       (4,513)       5,664
Income taxes                     (45)          2,579             (158)        25            -        2,402
                            --------        --------         --------   --------     --------     --------

Net Income                  $    (84)       $  4,898         $   (300)  $  3,262     $ (4,513)    $  3,262
                            ========        ========         ========   ========     ========     ========

Total assets                $ 55,256        $445,174         $226,651   $ 98,115     $(90,643)    $734,553
                            ========        ========         ========   ========     ========     ========

                                                  Six Months Ended September 30, 2002
                               ---------------------------------------------------------------------
                                               The Bank's
                               The Bank's     business and
                                 retail     private banking
                                division          group        Other      Eliminations      Total
                               ----------       --------     --------     ------------    ----------
Condensed income statement:

Net interest income after
  provision for loan losses    $   11,947       $  1,059     $    145       $     (4)     $   13,147

Noninterest income                  2,309            244        4,288         (4,299)          2,542
Noninterest expense                 8,075          1,331        1,523            (31)         10,898
                               ----------       --------     --------       --------      ----------

Income before federal income taxes  6,181            (28)       2,910         (4,272)          4,791
Income taxes                        1,754             (7)        (391)             -           1,356
                               ----------       --------     --------       --------      ----------

Net Income                     $    4,427       $    (21)    $  3,301       $ (4,272)     $    3,435
                               ==========       ========     ========       ========      ==========

Total assets                   $  618,065       $ 60,672     $ 96,925       $(89,516)     $  686,146
                               ==========       ========     ========       ========      ==========


Note 6 - Additional Information Regarding Investment Securities
---------------------------------------------------------------

The following table sets forth the composition of EverTrust's investment portfolio at the dates indicated (in thousands):

                                 September 30, 2003        March 31, 2003
                                --------------------    --------------------
                                Amortized       Fair    Amortized       Fair
                                   Cost        Value      Cost         Value
                                   ----        -----      ----         -----
Available for sale:
Investment securities:
  U.S. Government Agency
   obligations                  $  24,083    $  24,266  $  15,246   $  15,479
  Corporate obligations                 -            -        500         501
  Municipal obligations             2,276        2,302      2,346       2,382
  Equity securities                   839          719      1,642       1,270
  Certificates of deposit           3,000        3,000          -           -
                                ---------    ---------  ---------   ---------
  Mortgage-backed securities       26,940       27,220     14,073      14,535
                                =========    =========  =========   =========
    Total available for sale    $  57,138    $  57,508  $  33,807   $  34,167
                                =========    =========  =========   =========
Held to Maturity:
Investment securities:
  U.S. Government Agency
   obligations                  $   1,002    $   1,084  $   1,002   $   1,111
  Corporate obligations                 -            -          -           -
  Municipal obligations             2,092        2,150      2,402       2,465
  Certificates of deposit               -            -          -           -
  Mortgage-backed securities          370          394        396         423
                                ---------    ---------  ---------   ---------
    Total held to maturity      $   3,464    $   3,628  $   3,800   $   3,999
                                =========    =========  =========   =========

  Total                         $  60,602    $  61,136  $  37,607   $  38,166
                                =========    =========  =========   =========

U.S. Government Agency obligations increased $8.9 million at cost from $16.2 million at March 31, 2003 to $25.1 million at September 30, 2003. Mortgage-backed securities increased $12.8 million at cost from $14.5 million at March 31, 2003 to $27.3 million at September 30, 2003. The increase in both investments reflects the Company's desire to enhance the investment portfolio with shorter term, lower risk securities. The Company will continue to look to invest excess cash over the next several months in high quality investments and loans.

At September 30, 2003 equity securities were comprised of, at cost, $611,000 ($491,000 fair value) in common stock of publicly traded companies and $228,000 ($228,000 fair value) in money market mutual funds.

Note 7 - Additional Information Regarding Federal Home Loan Bank advances and
-----------------------------------------------------------------------------
         other borrowings
-------------------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                       September 30, 2003    March 31, 2003
                                       ------------------    --------------
     Nonamortizing:
       Due within 1 year                    $  18,550           $  19,400
       After 1 year through 2 years            20,150              18,750
       After 2 years through 3 years           16,600              17,900
       After 3 years through 5 years           22,200              26,700
       After 5 years through 10 years          11,100              15,300
       After 10 years                           2,100               2,300
     Amortizing:
       After 10 years                             608                 634
                                            ---------           ---------
                                            $  91,308           $ 100,984
                                            =========           =========

At September 30, 2003, the Bank had $47.0 million available in unsecured lines of credit with the commercial banks compared to $47.0 million at March 31, 2003. At September 30, 2003 there were no advances on the lines of credit with commercial banks. In addition, the Bank has a revolving line of credit with the FHLB of up to 35% of total assets or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards
---------------------------------------------

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements.

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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 allows financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. SFAS No. 147 is generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's financial statements.

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which took effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, which were effective for the Company on April 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company has not engaged in any business combinations since the adoption of SFAS No. 141 and does not currently have any goodwill. The adoption of SFAS No. 141 and SFAS No. 142 have not had any effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 10 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits. On a limited basis, EverTrust Bank also makes loans in other areas of the state. To a much lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes. The Bank's principal business is attracting deposits from the general public and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank also offers investment management and limited trust services through its wholly owned subsidiary, EverTrust Asset Management ("ETAM"). At September 30, 2003, assets under management at ETAM totaled $140.2 million compared to $111.9 million at March 31, 2003.

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

The investment in the limited partnership investment is recorded at fair value using the equity method, based on percentage of ownership held in the limited partnership. Such amounts were $1.3 million at September 30, 2003 compared to $1.2 million at March 31, 2003.

Selected Financial Ratios
-------------------------

The following table sets forth certain selected financial ratios for EverTrust.

                                        Three Months          Six Months
                                    Ended September 30,   Ended September 30,
                                    -------------------   -------------------
                                     2003         2002     2003         2002
                                     ----         ----     ----         ----
Performance Ratios:
Return on average assets(1).......   0.71%        1.06%    0.91%        1.02%
Return on average equity(2).......   5.48         7.80     6.94         7.42
Equity-to-assets ratio(3).........  13.00        13.60    13.04        13.76
Interest rate spread(4)...........   3.27         3.47     3.39         3.55
Net interest margin(5)............   3.65         3.96     3.78         4.05
Average interest-earning assets
  to average interest-bearing
  liabilities..................... 115.42       123.53   115.28       116.73
Other operating expenses as a
  percent of average total assets.   2.83         3.23     2.87         3.24
Efficiency ratio(6)...............  65.39        68.32    63.78        68.38
Non interest income as a percent
  of net revenue(7)...............  18.70        17.72    19.22        16.01

---------
(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average equity.
(3)  Average equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7) Non interest income divided by net interest income plus non interest income.

Comparison of Financial Condition at September 30, and March 31, 2003
---------------------------------------------------------------------

Total assets increased $28.4 million from $706.2 million at March 31, 2003 to $734.6 million at September 30, 2003. Cash and cash equivalents increased $47.4 million from $37.3 million at March 31, 2003 to $84.7 million at September 30, 2003. The increase in cash is primarily due to the unusually large amount of loan repayments and will be used in the next several months to purchase investments and to fund future growth in the loan portfolio.

The investment portfolio (including Federal Home Loan Bank stock) increased $23.2 million, or 52.3%, from $44.3 million at March 31, 2003 to $67.5 million at September 30, 2003. The increase was due to purchases of U.S. government agency securities available for sale and Mortgage-backed securities.

Loans receivable, including loans held for sale, decreased $39.3 million, or 6.5%, from $605.0 million at March 31, 2003 to $565.7 million at September 30, 2003. Despite loan originations totaling $246.7 million, loan repayments were the primary reason for the decrease in the loan portfolio. To a lesser extent, loan participations and loan sales also contributed to the decline. Multifamily residential real estate decreased $15.9 million from $158.5 million at March 31, 2003 to $142.6 at September 30, 2003 and Commercial real estate decreased $10.5 million from $264.3 million at March 31, 2003 to $253.8 at September 30, 2003. Both groups of loans decreased primarily due to loan repayments. This decrease was offset in part by a $7.4 million increase in the commercial construction portfolio from $33.6 million at March 31, 2003 to $41.0 million at September 30, 2003. Business loans decreased $15.5 million as the Company took deliberate steps to reduce its credit risk by shedding $21 million of loans that had fallen outside its credit risk tolerance.
Loan participations to other banks totaled $56.9 million for the six months ended September 30, 2003. Loans held for sale at September 30, 2003 were $508,000, compared to $4.8 million at March 31, 2003. The decline reflects a sharp slowdown in one- to four- family refinancing activity caused by the upward movement in mortgage rates late in the quarter ended September 30, 2003.

The following table provides additional detail on EverTrust's loans (in thousands):

                                      September 30, 2003      March 31, 2003
                                     -------------------    -----------------
                                      Amount     Percent     Amount   Percent
                                     --------    -------    --------  -------

Commercial construction              $ 40,974       7.1%   $  33,577     5.5%
Commercial real estate                253,846      43.9      264,313    43.1
Multifamily construction               11,177       1.9        8,325     1.4
Multifamily residential               142,619      24.7      158,554    25.8
Business loans                         24,868       4.3       40,407     6.6
One to four family construction
  and land development                 59,338      10.3       57,601     9.4
Consumer:
  Home equity and second mortgages     23,199       4.0       23,006     3.7
  Credit cards                            792       0.1          712     0.1
  Other installment loans               2,653       0.5        3,263     0.5
One to four family residential         18,598       3.2       23,968     3.9
                                     --------     -----     --------   -----
                                      578,064     100.0%     613,726   100.0%
                                     --------               --------
Less:
  Deferred loan fees and other         (4,164)                (4,547)
  Reserve for loan losses              (8,747)                (8,979)
                                     --------               --------
                                      (12,911)               (13,526)
                                     --------               --------
      Loans receivable, net          $565,153               $600,200
                                     ========               ========

      Loans held for sale            $    508               $  4,755
                                     ========               ========

At September 30, 2003, EverTrust had $586,000 in loans accounted for on a non-accrual basis compared to approximately $24,000 at March 31, 2003. The non-accrual loan balance at September 30, 2003 consists of eight loans that may or may not be collected on in the future. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended September 30, 2002 (in thousands):

Allowance for Loan Losses                     Quarter ended
                            ------------------------------------------------
                            9/30/03   6/30/03   3/31/03   12/31/02   9/30/02
                            -------   -------   -------    -------   -------
Allowance at beginning
  of period                 $ 9,086   $ 8,979   $ 9,036    $ 8,857   $ 8,917
Provision for loan losses         -       175         -        200         -
Charge-offs                    (353)      (73)      (57)       (21)      (60)
Recoveries                       14         5         -          -         -
                            -------   -------   -------    -------   -------
  Balances at end of period $ 8,747   $ 9,086   $ 8,979    $ 9,036   $ 8,857
                            =======   =======   =======    =======   =======

Charge-offs for the quarter ended September 30, 2003, were primarily the result of a $344,000 write-off for loans to a manufacturing company that abruptly ceased operations. No significant recoveries are anticipated from the write-off at this time.

The following table sets forth certain asset quality ratios for EverTrust.

                                        Three Months           Six Months
                                      Ended September 30,  Ended September 30,
                                      -------------------  -------------------
                                         2003      2002      2003       2002
                                         ----      ----      ----       ----
Asset Quality Ratios:
Nonaccrual and 90 days or more
  past due loans as a percent of
  total loans, net.................      0.13%     0.06%
Nonperforming assets as a percent
  of total assets..................      0.10      0.05
Allowance for losses as a percent
  of gross loans receivable........      1.52      1.54
Allowance for loan losses as
  a percent of nonperforming loans.  1,179.73  2,694.86
Net charge-offs (recoveries) to
  average outstanding loans........      0.06      0.01      0.07      0.02

Total deposits of EverTrust increased by approximately $34.1 million, or 6.7%, from $508.3 million at March 31, 2003 to $542.4 million at September 30, 2003. The change is primarily the result of increases in transaction accounts of $21.1 million from $82.7 million at March 31, 2003 to $103.8 million at September 30, 2003 and a $18.3 million increase in money market accounts from $133.6 million at March 31, 2003 to $151.9 million at September 30, 2003. The increase in deposits from March 31, 2003 to September 30, 2003 is generally attributable to an increased emphasis in attracting business deposits and an increased customer preference for insured deposits.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                  At September 30, 2003   At March 31, 2003
                                  ---------------------   -----------------
                                    Amount         %       Amount        %
                                  --------     -----      --------   -----

Noninterest-bearing accounts      $ 21,087       3.9%     $ 18,398     3.6%
Savings accounts                    12,685       2.3        12,426     2.4
Checking accounts                   82,745      15.3        64,358    12.7
Money market accounts              151,928      28.0       133,586    26.3
Time deposits by original term:
  One to 11 months                  42,086       7.8        51,334    10.1
  12 to 23 months                  116,295      21.4       118,362    23.3
  24 to 35 months                   25,020       4.6        24,842     4.9
  36 to 59 months                   22,070       4.1        22,292     4.4
  60 months and beyond              68,478      12.6        62,671    12.3
                                  --------     -----      --------   -----

                                   273,949      50.5       279,501    55.0
                                  --------     -----      --------   -----

                                  $542,394     100.0%     $508,269   100.0%
                                  ========     =====      ========   =====

Federal Home Loan Bank advances and other borrowings decreased $9.7 million from $101.0 million at March 31, 2003 to $91.3 million at September 30, 2003. The need for borrowings since March 31, 2003 has decreased due to an increase in deposit balances and cash received from loan repayments.

Total equity increased approximately $2.4 million to $94.1 million at September 30, 2003 compared to $91.7 million at March 31, 2003. Earnings of $3.3 million for the six months ended September 30, 2003 were partially offset by cash dividends paid of approximately $1.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2003
-----------------------------------------------------------------------------
and 2002
--------

General. Net income decreased approximately $507,000 from $1.8 million for the three months ended September 30, 2002 to $1.3 million for the three months ended September 30, 2003. The decrease in income is due primarily to a $450,000 valuation allowance booked against the Company's charitable contribution deferred tax asset. In addition, net interest income decreased $199,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The decrease in net interest income was partially offset by a $51,000 increase in non interest income for the three months ended September 30, 2003 compared to the same time in 2002.

Net Interest Income. Net interest income decreased 3.0% from $6.6 million for the three months ended September 30, 2002, to $6.4 million for the three months ended September 30, 2003. The change is due primarily to the lower yield on interest-earning assets and the increased volume of lower-yielding investments.

Interest income decreased approximately $850,000 from $11.5 million for the three months ended September 30, 2002 to $10.7 million for the same period in 2003. The average balance of interest-earning assets increased from $680.1 million for the three months ended September 30, 2002 to $728.3 million for the three months ended September 30, 2003 resulting in an increase of approximately $212,000 in income. The yield on interest-earning assets decreased from 6.95% for the three months ended September 30, 2002 to 6.10% for the same period in 2003 resulting in a decrease in income of approximately $978,000. Increased balances were due to increased cash volumes, which were received from loan repayments and deposit growth. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment, which also resulted in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Total interest expense decreased $651,000 from $5.0 million for the three months ended September 30, 2002 to $4.3 million for the same period in 2003. The average balance of interest-bearing liabilities increased 6.5% or $37.2 million from $569.8 million at September 30, 2002 to $607.0 million for the three months ended September 30, 2003 resulting in an increase of $95,000 in expense. This increase was more than offset by an $642,000 decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 3.48% for the three months ended September 30, 2002 to 2.84% for the same period in 2003. The reduction is due to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewed time deposits. The average balance of borrowings comprised 15.5% of interest-bearing liabilities for the quarter ended September 30, 2003 compared to 20.7% for the same period in 2002.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                                         Three Months Ended September 30,
                                   ------------------------------------------------------------------------
                                                  2003                                    2002
                                   ---------------------------------       --------------------------------
                                                Interest                               Interest
                                   Average        and         Yield/       Average        and        Yield/
                                   Balance      Dividends      Cost        Balance     Dividends      Cost
                                   -------      ---------      ----        -------     ---------      ----
                                                               (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net(1)        $ 584,289     $  10,056      6.88%       $ 583,167   $  10,658     7.31%
  Investment securities              52,444           417      3.18           48,231         678     5.62
  Federal Home Loan Bank stock        6,418            85      5.30            6,036          91     6.03
  Cash and cash equivalents          57,472           133      0.93           27,286         114     1.67
                                  ---------     ---------     -----        ---------   ---------    -----
    Total interest-earning assets   700,623        10,691      6.10          664,720      11,541     6.95
                                                ---------     -----                    ---------    -----
Noninterest-earning assets           27,699                                   15,424
                                  ---------                                ---------
    Total average assets          $ 728,322                                $ 680,144
                                  =========                                =========
Interest-bearing liabilities:
  Savings accounts                $  12,612     $      24      0.76        $  11,430   $      39     1.36
  Checking accounts                  79,308           214      1.08           57,485         214     1.49
  Money market deposit accounts     141,908           485      1.37          126,968         656     2.07
  Time deposits                     279,079         2,341      3.36          255,793       2,565     4.01
                                  ---------     ---------     -----        ---------   ---------    -----
     Total deposits                 512,907         3,064      2.39          451,676       3,474     3.08

  Borrowings                         94,088         1,240      5.27          118,075       1,481     5.02
                                  ---------     ---------     -----        ---------   ---------    -----
     Total interest-bearing
       liabilities                  606,995         4,304      2.84          569,751       4,955     3.48
                                                ---------     -----                    ---------    -----
Noninterest-bearing liabilities      26,669                                   17,863
                                  ---------                                ---------
     Total average liabilities      633,664                                  587,614

Average equity                       94,658                                   92,530
                                  ---------                                ---------
     Total liabilities and
       equity                     $ 728,322                                $ 680,144
                                  =========                                =========
Net interest income                             $   6,387                              $   6,586
                                                =========                              =========
Interest rate spread                                           3.27%                                 3.47%
                                                              =====                                 =====
Net interest margin                                            3.65%                                 3.96%
                                                              =====                                 =====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                     115.42%                                123.53%
                                                =========                              =========
--------------
(1)  Average net loans receivable includes nonperforming loans.  Interest income does not include interest on non-accrual loans.


Provision for Loan Losses. Based on management's quarterly analysis of the loan loss reserve at September 30, 2003, no addition to the loan loss provision was required. There was also no provision expense for the three months ended September 30, 2002. The allowance for loan losses decreased $232,000 from $9.0 million at March 31, 2003 to $8.7 million at September 30, 2003, primarily due to net charge-offs totaling approximately $407,000. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.52% at September 30, 2003, 1.46% at March 31, 2003, and 1.54% at September 30, 2002.

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

Non-interest Income. Non-interest income increased $51,000 from $1.4 million for the three months ended September 30, 2002 to $1.5 million for the same period in 2003. Brokered loan fees from the Bank's commercial mortgage banking group, management fees from ETAM and loan modification fees were $503,000 for the three months ended September 30, 2003 compared to $532,000 for the three months ended September 30, 2002. In addition gains on the sale of one-to-four family loans for the three months ended September 30, 2003 were $158,000, compared to $161,000 for the same period a year earlier.

The increase from the prior period in ETAM management fees was due to additional assets under management. Brokered loan fees and loan modification fees decreased slightly and may vary from quarter to quarter depending on the level of activity.

Service fees and other non-interest income increased due to volume of transactions.

The following table sets forth non-interest income (dollars in thousands):

                                         Three Months Ended September 30,
                                               2003             2002
                                             -------          -------

Brokered loan fees                           $   137          $   210
ETAM management fees                             236              130
Loan modification fees                           130              192
Gain on sale of securities                         -               49
Gain on sale of loans                            158              161
Service fees and other, net                      808              676
                                             -------          -------
  Total noninterest income                   $ 1,469          $ 1,418
                                             =======          =======

Non-interest Expense. Non-interest expense decreased $336,000 from $5.5 million for the three months ended September 30, 2002 to $5.2 million for the same period in 2003. The decrease is due primarily to lower compensation expense and lower marketing expense due to timing of marketing activities. The Company had 166 employees at September 30, 2003 compared to 182 employees at September 30, 2002 with the temporary decline due to normal staff turnover. Information processing costs increased $19,000 from $363,000 for the three months ended September 30, 2002 to $382,000 for the same period in 2003.

The small increase is primarily the result of additional software depreciation associated with the addition of the client contact center.

Provision for Income Taxes. Federal income taxes increased $695,000 from $713,000 for the three months ended September 30, 2002 to $1.4 million for the three months ended September 30, 2003. The large increase is primarily due to a $450,000 valuation allowance booked against the Company's charitable contribution deferred tax asset. The deferred tax asset was generated from contributions EverTrust made in fiscal 1999 and 2000 to its charitable foundation. The annual federal income tax deduction for charitable contributions is limited to 10% of taxable income per year, and any unused amount of the deduction can be carried forward for a period of up to five years after the contribution is made.

At this time the Company does not believe it will be able to use the entire amount of the tax asset. In addition the Company's effective tax rate has increased due to the expiration of low income housing tax credits.

Comparison of Operating Results for the Six Months Ended September 30, 2003
---------------------------------------------------------------------------
and 2002
--------

General. Net income decreased approximately $173,000 from $3.4 million for the six months ended September 30, 2002 to $3.3 million for the six months ended September 30, 2003. The decrease is due primarily to the $450,000 valuation allowance and a $255,000 decrease in net interest income, offset in part by a $571,000 increase in non-interest income.

Net Interest Income. Net interest income decreased 1.9% from $13.3 million for the six months ended September 30, 2002 to $13.1 million for the six months ended September 30, 2003. The change is due primarily to the lower yield on interest earning assets.

Interest income decreased $1.5 million to $21.8 million for the six months ended September 30, 2003, compared to to $23.2 million for the same period in 2002. During this same time period, the average balance of interest-earning assets increased from $658.5 million for the six months ended September 30, 2002 to $693.0 million for the six months ended September 30, 2003 resulting in an increase of approximately $472,000 in income. The yield on interest-earning assets decreased from 7.06% for the six months ended September 30, 2002 to 6.28% for the same period in 2003 resulting in a decrease to income of $1.9 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Interest expense decreased $1.2 million for the six months ended September 30, 2003 compared to the same period in 2002. The average balance of interest-bearing liabilities increased 6.6% or $37.1 million from $564.1 million at September 30, 2002 to $601.2 million for the six months ended September 30, 2003 resulting in an increase of $270,000 in expense. This increase was offset by a $1.3 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 3.51% for the six months ended September 30, 2002 to 2.89% for the same period in 2002. The reduction is due to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewal time deposits. The average balance of borrowings comprised 16.1% of interest-bearing liabilities for the six months ended September 30, 2003 compared to 21.5% for the same period in 2002.

Provision for Loan Losses. During the six months ended September 30, 2003, the provision for loan losses was $175,000, compared to $190,000 for the same period in 2002, a decrease of $15,000. Based on management's quarterly analysis of the loan reserve, including the reduction of $39.3 million in net loans receivable, including loans held for sale, since March 31, 2003. The allowance for loan losses decreased $232,000 from $9.0 million at March 31, 2003 to $8.7 million at September 30, 2003. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.52% at September 30, 2003, 1.46% at March 31, 2003, and 1.54% at September 30, 2002.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002- Provision for Loan Losses."

Non-interest Income. Non-interest income increased $571,000 to $3.1 million for the six months ended September 30, 2003 compared to the same period in 2002. The growth in non-interest income was primarily the result of brokered loan fees from the Bank's commercial mortgage banking group and management fees from ETAM totaling $813,000 for the six months ended September 30, 2003 compared to $580,000 for the six months ended September 30, 2002. In addition gains on the sale of one-to-four family loans for the six months ended September 30, 2003 were $459,000, compared to $298,000 for the same period a year earlier.

The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased assets under management and transaction volume. The units started operations in May and June 2001, respectively.

Gains on sale of loans increased due to additional refinancing activity caused by the low interest rate environment. Service fees and other non-interest income increased due to volume.

The following table sets forth non-interest income (dollars in thousands):

                                          Six Months Ended September 30,
                                              2003             2002
                                              ----             ----

Brokered loan fees                           $  368           $  328
ETAM management fees                            445              252
Loan modification fees                          295              326
Gain on sale of securities                        2               49
Gain on sale of loans                           459              298
Service fees and other, net                   1,544            1,289
                                             ------           ------
  Total noninterest income                   $3,113           $2,542
                                             ======           ======

Non-interest Expense. Non-interest expense decreased $542,000 million from $10.9 million for the six months ended September 30, 2002 to $10.4 million for the same period in 2003. The decrease is due primarily to lower depreciation expense on fully depreciated equipment and lower marketing expense due to timing of marketing activities. Information processing costs increased $38,000 from $720,000 for the six months ended September 30, 2002 to $758,000 for the same period in 2003.

The small increase is primarily the result of additional software depreciation associated with the addition of the client contact center.

Provision for Income Taxes. Federal income taxes increased $1.0 million from $1.4 million for the six months ended September 30, 2002 to $2.4 million for the six months ended September 30, 2003. The large increase is primarily due to a $450,000 valuation allowance booked against the Company's charitable contribution deferred tax asset. The deferred tax asset was generated from contributions EverTrust made in fiscal 1999 and 2000 to its charitable foundation. The annual federal income tax deduction for charitable contributions is limited to 10% of taxable income per year, and any unused amount of the deduction can be carried forward for a period of up to five years after the contribution is made. At this time the Company does not believe it will be able to use the entire amount of the tax asset. In addition the Company's effective tax rate has increased due to the expiration of low income housing tax credits.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                                         Six Months Ended September 30,
                                   ------------------------------------------------------------------------
                                                  2003                                    2002
                                   ---------------------------------       --------------------------------
                                                Interest                               Interest
                                   Average        and         Yield/       Average        and        Yield/
                                   Balance      Dividends      Cost        Balance     Dividends      Cost
                                   -------      ---------      ----        -------     ---------      ----
                                                               (Dollars in Thousands)
Interest-earning assets:
  Loans receivable, net(1)        $ 593,956     $  20,562      6.92%       $ 585,458   $  21,467     7.33%
  Investment securities              48,411           815      3.37           51,673       1,467     5.68
  Federal Home Loan Bank stock        6,374           168      5.27            5,992         180     6.01
  Cash and cash equivalents          44,296           223      1.01           15,407         129     1.67
                                  ---------     ---------     -----        ---------   ---------    -----
    Total interest-earning assets   693,037        21,768      6.28          658,530      23,243     7.06
                                                ---------     -----                    ---------    -----
Noninterest-earning assets           27,725                                   14,437
                                  ---------                                ---------
    Total average assets          $ 720,762                                $ 672,967
                                  =========                                =========

Interest-bearing liabilities:
  Savings accounts                $  12,674     $      50      0.79        $  11,323   $      78     1.38
  Checking accounts                  74,825           408      1.09           54,519         396     1.45
  Money market accounts             137,392           977      1.42          127,628       1,351     2.12
  Time deposits                     279,210         4,726      3.39          249,202       5,085     4.08
                                  ---------     ---------     -----        ---------   ---------    -----
      Total deposits                504,101         6,161      2.44          442,672       6,910     3.12
  Borrowings                         97,063         2,525      5.20          121,474       2,996     4.93
                                  ---------     ---------     -----        ---------   ---------    -----
    Total interest-bearing
      liabilities                   601,164         8,686      2.89          564,146       9,906     3.51
                                                ---------     -----                    ---------    -----

Noninterest-bearing liabilities      25,600                                   16,247
                                  ---------                                ---------

Total average liabilities           626,764                                  580,393
Average equity                       93,998                                   92,574
                                  ---------                                ---------

    Total liabilities and equity  $ 720,762                                $ 672,967
                                  =========                                =========
Net interest income                             $  13,082                              $  13,337
                                                =========                              =========
Interest rate spread                                           3.39%                                 3.55%
                                                              =====                                 =====
Net interest margin                                            3.78%                                 4.05%
                                                              =====                                 =====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                              115.28%                                116.73%
                                                =========                              =========

-----------
(1)  Average net loans receivable includes non-performing loans.  Interest income does not include interest on non-accrual loans.


Liquidity and Capital Resources

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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and, to a much lesser extent, one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business and private banking loans. During the three months ended September 30, 2003, the Company originated $139.7 million in new loans, $117.1 million after participating out $22.6 million of loans to other banks. In addition, during this three month period, funds were used to pay a cash dividend to shareholders totaling $726,000. These activities were funded by loan repayments and proceeds from the sales and maturities of investment securities. EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

                                                       Minimum for Capital
                                       Actual           adequacy purposes
                                 ------------------     -----------------
                                   Amount    Ratio       Amount    Ratio
                                 ---------  -------     --------  -------
September 30, 2003:
 Total capital to risk-
   weighted assets               $101,292    16.5%      $49,111     8.0%
 Tier 1 capital to risk-
   weighted assets                 93,667    15.2        24,649     4.0
 Tier 1 leverage capital
   to average assets               93,667    12.8        29,271     4.0

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, but had no forward sale contracts in place at September 30, 2003. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

     (b) Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 4.  Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of the Company ("Meeting") was held on July 24, 2003. At the Meeting there were a total number of 4,838,279 shares eligible to vote of which 3,902,388 were received or cast at the Meeting.

   1.  The result of the vote on the election of directors was as follows:

   The following individuals were elected as directors:

                                    FOR                    WITHHELD
                           ------------------------   -----------------------
                            Number    Percentage of    Number   Percentage of
                           of Votes   Shares Voted    of Votes  Shares Voted
                           --------   -------------   --------  -------------
For a three year term:

Margaret B. Bavasi         3,870,455     99.18%        31,933       0.82%
R. Michael Kight           3,811,042     97.66         91,346       2.34
Thomas J. Gaffney          3,877,880     99.37         24,508       0.63

For a two year term:

Louis H. Mills             3,854,286     98.77         48,102       1.23

For a one year term:

Robert G. Wolfe            3,749,480     96.08        152,908       3.92

The terms of Directors Michael B. Hansen, George S. Newland, William J. Rucker, Michael R. Deller, Robert A. Leach, Jr., and Thomas R. Collins continued.

   1. The result of the vote on the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending March 31, 2004 was as follows:

                                    Number     Percentage of
                                   of Votes    Shares Voted
                                   --------    ------------

                     FOR           3,858,223      98.87%
                     AGAINST          35,747       0.92
                     ABSTAIN           8,418       0.21

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
           3.1       Articles of Incorporation of the Registrant(1)
           3.2       Bylaws of the Registrant(1)
          10.1       401(k) Employee Savings and Profit Sharing Plan and
                     Trust(1)
          10.2       Employee Severance Compensation Plan(2)
          10.3       Employee Stock Ownership Plan(1)
          10.4       2000 Stock Option Plan (3)
          10.5       2000 Management Recognition Plan (3)
          10.6       Amended Employment Agreement with Michael B. Hansen (4)
          10.7       Amended Employment Agreement with Michael R. Deller (4)
          10.8       Amended Employment Agreement with Jeffrey R. Mitchell (4)
          10.9       Employment Agreement with Kirk A. Bottles (4)
          10.10      Amendment Employment Agreement with Robert L. Nall (4)
          31.1       Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes Oxley Act
          31.2       Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes Oxley Act
          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's Annual Meeting Proxy Statement dated June 19, 2000.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                  Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EverTrust Financial Group, Inc.


November 5, 2003                      /s/Michael B. Hansen
                                      -----------------------------------
                                      Michael B. Hansen
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


November 5, 2003                      /s/Jeffrey R. Mitchell
                                      -----------------------------------
                                      Jeffrey R. Mitchell
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                  Exhibit 31.1

             Certification of Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael B. Hansen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such state-ments were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2003
                                      /s/Michael B. Hansen
                                      --------------------------------------
                                      Michael B. Hansen
                                      President and Chief Executive Officer

                                Exhibit 31.2

            Certification of Chief Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey R. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EverTrust Financial Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such state-ments were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2003
                                      /s/Jeffrey R. Mitchell
                                      --------------------------------------
                                      Jeffrey R. Mitchell
                                      Chief Financial Officer

                                EXHIBIT 32

     Certification of Chief Executive Officer and Chief Financial Officer
                    of EverTrust Financial Group, Inc.
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/Michael B. Hansen                        /s/Jeffrey R. Mitchell
-----------------------                     ------------------------
Michael B. Hansen                           Jeffrey R. Mitchell
Chief Executive Officer                     Chief Financial Officer

Dated: November 5, 2003