Form 10-Q
period 2003-12-31
EVERTRUST FINANCIAL GROUP INC
filed 2004-02-04
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended..............................December 31, 2003

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
Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Title of class: Common stock, no par value	As of January 30, 2004 6,950,780


EVERTRUST FINANCIAL GROUP, INC.
Table of Contents

i


Part 1 - Financial Information
Item 1 - Financial Statements

EverTrust Financial Group, Inc.
Consolidated Statements of Financial Condition
December 31, 2003 and March 31, 2003
(Dollar amounts in thousands)

	December 31,	March 31,
	2003	2003
ASSETS	(Unaudited)

Cash and cash equivalents, including interest bearing deposits
of $2,020 and $27,415	$ 13,522	$ 37,259
Securities available for sale, amortized cost of $72,435 and $33,807	72,746	34,167
Securities held to maturity, fair value of $2,983 and $3,999	2,846	3,800
Federal Home Loan Bank stock, at cost	6,584	6,334
Loans receivable, net of allowances of $8,973 and $8,979	631,926	600,200
Loans held for sale, fair value of $87 and $4,813	85	4,755
Accrued interest receivable	3,207	3,280
Premises and equipment, net	7,513	9,074
Prepaid expenses and other assets	5,829	7,294

Total Assets	$ 744,258	$ 706,163

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$ 559,379	$ 508,269
Federal Home Loan Bank advances and other borrowings	90,144	100,984
Accounts payable and other liabilities	3,961	5,215

Total Liabilities	653,484	614,468

COMMITMENTS AND CONTINGENCIES

EQUITY:
Common stock - no par value, 49,000,000 shares authorized,
4,666,599 shares and 4,834,779 shares outstanding at
December 31, 2003 and March 31, 2003, respectively	25,915	30,613
Employee Stock Ownership Plan (ESOP) debt	-	(396)
Retained earnings	65,305	62,542
Shares held in trust for stock-related
compensation plans	(651)	(1,301)
Accumulated other comprehensive income, net of income taxes	205	237

Total Equity	90,774	91,695

Total Liabilities and Equity	$ 744,258	$ 706,163


EverTrust Financial Group, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended December 31, 2003 and 2002
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans receivable	$ 9,614	$ 10,574	$ 30,176	$ 32,041
Investment securities:
Taxable interest income	590	589	1,541	2,055
Tax-exempt interest income	39	48	122	160
Dividend income	84	111	256	310
Total investment security income	713	748	1,919	2,525
Total interest income	10,327	11,322	32,095	34,566
INTEREST EXPENSE:
Deposit accounts	2,990	3,461	9,151	10,371
Federal Home Loan Bank advances
and other borrowings	1,183	1,391	3,708	4,387
Total interest expense	4,173	4,852	12,859	14,758
Net interest income	6,154	6,470	19,236	19,808
PROVISION FOR LOAN LOSSES	250	200	425	390
Net interest income after provision for
loan losses	5,904	6,270	18,811	19,418
NONINTEREST INCOME:
Loan service fees	727	559	2,066	1,655
Loss on sale of securities	(95)	(53)	(93)	(4)
Gain on sale of loans	88	566	547	864
Other, net	1,078	593	2,391	1,691
Total noninterest income	1,798	1,665	4,911	4,206
NONINTEREST EXPENSES:
Salaries and employee benefits	2,933	2,947	9,069	9,091
Occupancy and equipment	775	753	2,227	2,340
Information processing costs	368	369	1,126	1,089
Other, net	1,183	1,854	3,194	4,301
Total noninterest expenses	5,259	5,923	15,616	16,821
Earnings before federal income taxes	2,443	2,012	8,106	6,803
FEDERAL INCOME TAXES	857	570	3,258	1,925
NET INCOME	$ 1,586	$ 1,442	$ 4,848	$ 4,877

Net income per common share - basic	$ 0.34	$ 0.30	$ 1.04	$ 1.03
Net income per common share - diluted	$ 0.32	$ 0.29	$ 0.97	$ 0.97

Weighted average shares outstanding - basic	4,638,464	4,749,598	4,653,532	4,758,054
Weighted average shares outstanding - diluted	4,983,851	5,033,333	4,985,249	5,044,074

Dividends paid per share	$ 0.165	$ 0.115	$ 0.435	$ 0.345

Pro forma net income per common share - post stock split:
Net income per common share - basic	$ 0.23	$ 0.20	$ 0.69	$ 0.68
Net income per common share - diluted	$ 0.21	$ 0.19	$ 0.65	$ 0.64

Weighted average shares outstanding - basic	6,957,695	7,124,396	6,980,298	7,137,081
Weighted average shares outstanding - diluted	7,475,774	7,549,998	7,477,872	7,566,109


EverTrust Financial Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Nine Months Ended December 31, 2003 and 2002
(Dollar amounts in thousands)

	2003	2002
	(Unaudited)

NET INCOME	$ 4,848	$ 4,877
OTHER COMPREHENSIVE INCOME (LOSS), net of income taxes:
Gross unrealized gain (loss) on securities:
Unrealized holding gain (loss) during the period,
net of deferred income tax expense (benefit)
of $(17) and $13	(32)	25
Less adjustment of gains included in net income,
net of income tax of $(-) and $(1)	-	(3)
Other comprehensive income	(32)	22

COMPREHENSIVE INCOME	$ 4,816	$ 4,899


EverTrust Financial Group, Inc.
Consolidated Statements of Changes in Equity
For the Twelve Months Ended March 31, 2003 and Nine Months Ended December 31, 2003
(Dollar amounts in thousands, Unaudited)

					Shares held
					in trust for	Accumulated
	Common Stock				stock-related	other
			Debt related	Retained	compensation	comprehensive
	Shares	Amount	to ESOP	earnings	plans	income (loss)	Total

BALANCE, April 1, 2002	5,170,569	$ 37,390	$ (792)	$ 58,019	$ (2,167)	$ 374	$ 92,824

Common stock repurchased	(375,493)	(7,664)					(7,664)
Common stock options exercised	39,703	479					479
Tax benefit from stock options exercised		143					143
Repayment of ESOP debt			396				396
ESOP activity- Change in value of
shares committed to be released		265					265
Amortization of compensation related to
Management Recognition Plan (MRP)					866		866
Net income				6,841			6,841
Dividends paid				(2,318)			(2,318)
Other comprehensive income,
net of income taxes						(137)	(137)
BALANCE, March 31, 2003	4,834,779	$ 30,613	$ (396)	$ 62,542	$ (1,301)	$ 237	$ 91,695

Common stock repurchased	(207,600)	(6,205)					(6,205)
Common stock options exercised	39,420	600					600
Tax benefit from stock options exercised		454					454
Repayment of ESOP debt			396				396
ESOP activity - change in value of
shares committed to be released		453					453
Amortization of compensation related to
Management Recognition Plan (MRP)					650		650
Net income				4,848			4,848
Dividends paid				(2,085)			(2,085)
Other comprehensive income, net of
income taxes						(32)	(32)
BALANCE, December 31, 2003	4,666,599	$ 25,915	$ -	$ 65,305	$ (651)	$ 205	$ 90,774


EverTrust Financial Group, Inc and Subsidiaries
Consolidated Statements of Cash Flows (In thousands)
For the Nine Months Ended December 31, 2003 and 2002

	2003	2002

OPERATING ACTIVITIES:
Net income	$ 4,848	$ 4,877
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization of premises
and equipment	1,202	1,325
Dividends on Federal Home Loan Bank stock and
accretion of investment security discounts	(443)	(479)
Gain (loss) on sale of premises and equipment	424	(15)
Amortization of investment security premiums	358	66
Loss on limited partnership	-	649
Provision for losses on loans	425	390
Amortization of deferred loan fees and costs	(2,097)	(1,686)
Loan fees deferred	1,938	1,843
Proceeds from sale of loans	29,108	43,762
Loans originated for sale	(24,438)	(44,045)
Deferred taxes	450	(53)
Amortization of compensation related to MRP	650	649
Changes in operating assets and liabilities:
Accrued interest receivable	73	340
Prepaid expenses and other assets	1,143	(293)
Accounts payable and other liabilities	(1,254)	(8)

Net cash provided (used) by operating activities	12,387	7,322

INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	17,169	3,385
Proceeds from maturities of securities held to maturity	957	1,085
Proceeds from sale of securities available for sale	5,788	31,829
Purchases of securities available for sale	(61,752)	(19,279)
Loan principal payments	336,985	213,175
Loans originated or acquired	(368,977)	(246,430)
Proceeds from sales of reacquired assets and OREO	-	524
Investment in limited partnership	(112)	(359)
Net additions to premises and equipment	(65)	(512)

Net cash used by investing activities	(70,007)	(16,582)

FINANCING ACTIVITIES:
Net increase in deposit accounts	51,110	53,011
Proceeds from stock options exercised	600	165
Tax benefit from stock options exercised	454	-
Repurchase shares of common stock	(5,752)	(5,215)
Dividends paid on common stock	(2,085)	(1,729)
Repayment of loan to ESOP	396	396
Repayment of other borrowings	-	(12,050)
Proceeds from Federal Home Loan Bank advances	44,600	34,400
Repayments of Federal Home Loan Bank advances	(55,440)	(46,840)

Net cash provided by financing activities	33,883	22,138

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(23,737)	12,878

CASH AND CASH EQUIVALENTS:
Beginning of period	37,259	19,166

End of period	$ 13,522	$ 32,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest on deposits	$ 9,136	$ 10,418
Federal income taxes	$ 1,995	$ 2,105
Interest on borrowings	$ 3,760	$ 3,019


EverTrust Financial Group, Inc.
Notes to Consolidated Financial Statements
Nine Months Ended December 31, 2003
(Unaudited)

Note 1 - Basis of Presentation

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. ("EverTrust" or the "Company") and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statements of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank ("EverTrust Bank" or "Bank") and Mutual Bancshares Capital Inc. ("MB Cap"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2003 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") rules pertaining to the presentation of interim financial statements. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Form 10-K filed with the SEC on June 17, 2003.

Note 2 - Recent Events

In December 2003, the Company's Board of Directors approved a three-for-two stock split for the shareholders of record on January 2nd, 2004 , payable on January 16th, 2004. The Company's stock began trading on post-split numbers January 20th, 2004. Future quarterly and annual results will be reported using post stock split numbers.

In September 2003, the Company completed the consolidation and closure of one of its Arlington, Washington (Smokey Point) branches into its nearby Marysville, Washington branch, a move designed to improve the efficiency of branch operations. The Smokey Point property was sold in December 2003 and a pre-tax gain on the sale of $424,000 is included in the operating results for the three and nine months ended December 31, 2003.

Note 3 - Stock Repurchases

In January 2003, the Company announced an eighth repurchase plan of up to 490,000 shares, or 10%, of the Company's outstanding common stock. The Company repurchased 202,500 shares during the quarter ended December 31, 2003, leaving a balance of 191,150 shares to be repurchased under the current plan. If the Board of Directors approves a ninth repurchase plan, the Company plans to continue to repurchase shares and has now repurchased a total of 4.8 million shares since its initial plan was approved in January 2000.

Note 4 - Earnings per share

Earnings per share ("EPS") is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the pre-split shares outstanding in diluted EPS by 345,387 and 283,735 for the three months ended December 31, 2003 and 2002, respectively, and 331,717 and 286,020 for the nine months ended December 31, 2003 and 2002, respectively.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for it's stock options. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date.


Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $64,000 and $177,000 for the three and nine months ended December 31, 2003, respectively, and $79,000 and $237,000 for the three and nine months ended December 31, 2002, respectively. Net income per share for basic before the Company's three-for-two stock split would have decreased by $.01 and $.04 for the three and nine months ended December 31, 2003, respectively.

Net income per share for diluted before the Company's three-for-two stock split would have decreased by $.01 and $.03 for the three and nine months ended December 31, 2003 compared to $.02 and $.05 for the same periods in 2002, respectively.

	For the Three Months Ended
(In thousands, except per share amounts)	December 31, 2003	December 31, 2002

Net income as reported	$ 1,586	$ 1,442
Stock based employee compensation expense, net of tax	(64)	(79)
Pro forma net income	1,522	1,363

Basic earnings per share:
As reported	0.34	0.30
Pro forma	0.33	0.29

Diluted earnings per share:
As reported	0.32	0.29
Pro forma	0.31	0.27

	For the Nine Months Ended
(In thousands, except per share amounts)	December 31, 2003	December 31, 2002

Net income as reported	$ 4,848	$ 4,877
Stock based employee compensation expense, net of tax	(177)	(237)
Pro forma net income	4,671	4,640

Basic earnings per share:
As reported	1.04	1.03
Pro forma	1.00	0.98

Diluted earnings per share:
As reported	0.97	0.97
Pro forma	0.94	0.92


Had the Company's three-for-two stock split been effective on or before December 31, 2003, net income per share for basic would have decreased by $.01 and $.02 for the three and nine months ended December 31, 2003, compared to $.01 and $.03 for the same period in 2002.

Net income per share for diluted would have decreased by $.01 and $.03 for the three and nine months ended December 31, 2003 and 2002, respectively.

	For the Three Months Ended
(In thousands, except per share amounts)	December 31, 2003	December 31, 2002

Net income as reported	$ 1,586	$ 1,442
Stock based employee compensation expense, net of tax	(64)	(79)
Pro forma net income	1,522	1,363

Basic earnings per share:
As reported	0.23	0.20
Pro forma	0.22	0.19

Diluted earnings per share:
As reported	0.21	0.19
Pro forma	0.20	0.18

	For the Nine Months Ended
(In thousands, except per share amounts)	December 31, 2003	December 31, 2002

Net income as reported	$ 4,848	$ 4,877
Stock based employee compensation expense, net of tax	(177)	(237)
Pro forma net income	4,671	4,640

Basic earnings per share:
As reported	0.69	0.68
Pro forma	0.67	0.65

Diluted earnings per share:
As reported	0.65	0.64
Pro forma	0.62	0.61

Note 5 - Lines of Business

Beginning April 1, 2003, the Company began managing the activities of EverTrust Bank under the following lines of business: Business and private banking (including EverTrust Asset Management), the real estate lending group, and the retail banking division. Prior to April 1, 2003 the Company reported EverTrust Bank under two lines of business, the Bank's retail operations and the Bank's business banking group. Results for the three months and nine ended December 31, 2002 remain in the previous format as an accurate restatement is not possible.

The operating results of the holding company and MB Cap have been included in Other for both periods. Their results are not significant when taken on an individual basis.


Financial highlights by lines of business are as follows (in thousands):

	Three Months Ended December 31, 2003

	The Bank's	The Bank's
	business and	real estate	The Bank's
	private banking	lending	retai1
	group	group	division	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 676	$ 3,452	$ 1,737	$ 39	$ -	$ 5,904
Other income	369	606	679	1,967	(1,823)	1,798
Other expense	1,150	981	2,512	629	(13)	5,259

Income (loss) before income taxes	(105)	3,077	(96)	1,377	(1,810)	2,443
Income taxes	(39)	1,140	(36)	(209)	-	857

Net income (loss)	$ (66)	$ 1,937	$ (60)	$ 1,586	$ (1,810)	$ 1,586

Total assets	$ 51,297	$ 517,852	$ 166,620	$ 94,245	$ (85,756)	$ 744,258

	Three Months Ended December 31, 2002

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 5,551	$ 666	$ 55	$ (2)	$ 6,270
Noninterest income	1,515	138	1,864	(1,852)	1,665
Noninterest expense	3,835	700	1,397	(9)	5,923

Income (loss) before income taxes	3,231	104	522	(1,845)	2,012
Income taxes	929	31	(390)	-	570

Net income (loss)	$ 2,302	$ 73	$ 912	$ (1,845)	$ 1,442

Total assets	$ 636,555	$ 59,799	$ 95,663	$ (88,530)	$ 703,487

(PAGE)

	Nine Months Ended December 31, 2003

	The Bank's	The Bank's
	business and	real estate	The Bank's
	private banking	lending	retai1
	group	group	division	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 1,933	$ 11,700	$ 5,024	$ 154	$ -	$ 18,811
Other income	1,157	1,560	2,076	6,480	(6,362)	4,911
Other expense	3,321	2,704	7,659	1,971	(39)	15,616

Income (loss) before income taxes	(231)	10,556	(559)	4,663	(6,323)	8,106
Income taxes	(81)	3,721	(197)	(185)	-	3,258

Net income (loss)	$ (150)	$ 6,835	$ (362)	$ 4,848	$ (6,323)	$ 4,848

Total assets	$ 51,297	$ 517,852	$ 166,620	$ 94,245	$ (85,756)	$ 744,258

	Nine Months Ended December 31, 2002

		The Bank's
	The Bank's	business and
	retail	private banking
	division	group	Other	Eliminations	Total
Condensed income statement:

Net interest income after
provision for loan losses	$ 17,498	$ 1,725	$ 201	$ (6)	$ 19,418
Noninterest income	3,824	382	6,151	(6,151)	4,206
Noninterest expense	11,910	2,031	2,920	(40)	16,821

Income (loss) before federal income taxes	9,412	76	3,432	(6,117)	6,803
Income taxes	2,683	24	(781)	-	1,925

Net income (loss)	$ 6,729	$ 52	$ 4,213	$ (6,117)	$ 4,877

Total assets	$ 636,555	$ 59,799	$ 95,663	$ (88,530)	$ 703,487


Note 6 - Additional Information Regarding Investment Securities

The following table sets forth the composition of EverTrust's investment portfolio at the dates indicated (in thousands):

	December 31, 2003		March 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for Sale:
Investment securities:
U.S. Government Agency obligations	$ 29,582	$ 29,691	$ 15,246	$ 15,479
Corporate obligations	-	-	500	501
Municipal obligations	1,931	1,951	2,346	2,382
Equity securities	608	621	1,642	1,270
Mortgage-backed securities	40,314	40,483	14,073	14,535
Total available for sale	$ 72,435	$ 72,746	$ 33,807	$ 34,167

Held to Maturity:
Investment securities:
U.S. Government Agency obligations	$ 1,001	$ 1,068	$ 1,002	$ 1,111
Corporate obligations	-	-	-	-
Municipal obligations	1,496	1,539	2,402	2,465
Mortgage-backed securities	349	376	396	423
Total held to maturity	$ 2,846	$ 2,983	$ 3,800	$ 3,999

Total	$ 75,281	$ 75,729	$ 37,607	$ 38,166

U.S. Government Agency obligations increased $14.4 million at cost from $16.2 million at March 31, 2003 to $30.6 million at December 31, 2003. Mortgage-backed securities increased $26.2 million at cost from $14.5 million at March 31, 2003 to $40.7 million at December 31, 2003. The increase in both investments reflects the Company's desire to enhance the investment portfolio with lower risk securities of short to medium term duration. The Company will continue to look to invest excess cash over the next several months in high quality investments and loans.

At December 31, 2003 equity securities were comprised of, at cost, $608,000 ($621,000 fair value) in mutual funds. During the three months ended December 31, 2003, the Company sold all of it's remaining common stock held in publically traded companies and recorded a pre-tax loss of $95,000. The Company has no plans at this time to reinvest in common stock of other companies.

New investment purchases are generally placed in the Available for Sale category to allow for increased flexibility in managing the portfolio for liquidity and income purposes.


Note 7 - Additional Information Regarding Federal Home Loan Bank advances and other borrowings

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

	December 31, 2003	March 31, 2003

Nonamortizing:
Due within 1 year	$ 22,350	$ 19,400
After 1 year through 2 years	19,200	18,750
After 2 years through 3 years	16,650	17,900
After 3 years through 5 years	19,050	26,700
After 5 years through 10 years	10,600	15,300
After 10 years	1,700	2,300
Amortizing:
After 10 years	594	634

	$ 90,144	$ 100,984

At December 31, 2003, the Bank had $47.0 million available in unsecured lines of credit with the commercial banks compared to $47.0 million at March 31, 2003. At December 31, 2003 there were no advances on the lines of credit with commercial banks. In addition, the Bank has a revolving line of credit with the Federal Home Loan Bank of up to 35% of total assets or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap. EverTrust Bank conducts business through its 10 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits.  EverTrust Bank also operates real estate loan production offices in Tacoma, Washington and Portland, Oregon.  These offices primarily focus on brokering commercial and multifamily loans to financing conduits, life insurance companies and other financial institutions.  In addition, they also provide interim construction and permanent portfolio financing.  To a lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes.  EverTrust Bank has and intends to continue to establish correspondent relationship with financial institutions in these states which will allow for increased commercial real estate and multi-family lending activity on a participation basis.  The Bank's principal business is attracting deposits from the general public and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank also offers investment management and limited trust services through its wholly owned subsidiary, EverTrust Asset Management ("ETAM"). At December 31, 2003, assets under management at ETAM totaled $170.1 million compared to $111.9 million at March 31, 2003.

In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of MB Cap to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold itslimited partnership investment. The limited partnership will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners and is subject to approval by regulatory authorities.

The investment in the limited partnership investment is recorded at fair value using the equity method, based on percentage of ownership held in the limited partnership. Such amounts were $1.3 million at December 31, 2003 compared to $1.2 million at March 31, 2003.


Selected Financial Ratios

The following table sets forth certain selected financial ratios for EverTrust.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2003	2002	2003	2002

Performance Ratios:
Return on average assets(1)	0.86%	0.83%	0.89%	0.96%
Return on average equity(2)	689	6.20	6.92	7.01
Equity-to-assets ratio(3)	12.52	13.40	12.86	13.64
Interest rate spread(4)	3.00	3.28	3.18	3.46
Net interest margin(5)	3.41	3.79	3.61	3.96
Average interest-earning assets to average
interest-bearing liabilities	117.75	117.78	117.61	117.06
Other operating expenses as a percent of
average total assets	2.86	3.41	2.87	3.30
Efficiency ratio(6)	65.97	72.59	64.50	69.81
Non interest income as a percent of net revenue	22.61	20.47	20.34	17.51
____________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.

Comparison of Financial Condition at December 31, and March 31, 2003

Total assets increased $38.1 million from $706.2 million at March 31, 2003 to $744.3 million at December 31, 2003. Cash and cash equivalents decreased $23.8 million from $37.3 million at March 31, 2003 to $13.5 million at December 31, 2003. The decrease in cash since March 31, 2003 is primarily due to the increase in loans receivable (including loans held for sale) of $27.0 million and the increase in the investment portfolio (including Federal Home Loan Bank stock) of $37.9 million.

Loans receivable, including loans held for sale, increased $27.0 million, or 4.5%, from $605.0 million at March 31, 2003 to $632.0 million at December 31, 2003. Loan originations totaled $393.4 million for the nine months ended December 31, 2003 compared to $290.5 million for the same period in 2002.  Unusually large loan repayments have partially offset the increase in originations. Multifamily residential real estate increased $19.2 million from $158.5 million at March 31, 2003 to $177.7 at December 31, 2003 and commercial real estate increased $10.3 million from $264.3 million at March 31, 2003 to $274.7 at December 31, 2003. This increase was partially offset by a reduction in business loans of $12.2 million as the Company took deliberate steps to reduce its credit risk by shedding business loans that had fallen outside its credit risk tolerance.  One-to-four family residential loans decreased $5.5 million from March 31, 2003 primarily as a result of refinance activity and the Company's desire not to portfolio longer-term fixed rate mortgages in the current interest rate environment.

Loans held for sale at December 31, 2003 were $85,000, compared to $4.8 million at March 31, 2003. The decline reflects a sharp slowdown in one-to-four family refinancing activity caused by the upward movement in mortgage rates in the latter months of calendar year.


The following table provides additional detail on EverTrust's loans (in thousands):

	December 31, 2003		March 31, 2003
	Amount	Percent	Amount	Percent

Commercial construction	$ 34,725	5.4%	$ 33,577	5.5%
Commercial real estate	274,658	42.6	264,313	43.1
Multifamily construction	25,864	4.0	8,325	1.4
Multifamily residential	177,725	27.5	158,554	25.8
Business loans	28,227	4.4	40,407	6.6
One-to-four family construction and land development	61,365	9.5	57,601	9.4
Consumer:
Home equity and second mortgages	21,399	3.3	23,006	3.7
Credit cards	931	0.1	712	0.1
Other installment loans	1,963	0.3	3,263	0.5
One-to-four family residential	18,422	2.9	23,968	3.9
	645,279	100.0%	613,726	100.0%
Less:
Deferred loan fees and other	(4,380)		(4,547)
Reserve for loan losses	(8,973)		(8,979)

	(13,353)		(13,526)

Loans receivable, net	$ 631,926		$ 600,200

Loans held for sale	$ 85		$ 4,755

At December 31, 2003, EverTrust had $1.1 million in loans accounted for on a non-accrual basis compared to approximately $24,000 at March 31, 2003. Two real estate loans account for $800,000 of the $1.1 million total and the Company believes it's adequately secured on both loans. The remaining $300,000 consists of eight loans that may or may not be collected on in the future. The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended December 31, 2002 (in thousands):

Allowance for Loan Losses	Quarter ended
	12/31/03	9/30/03	6/30/03	3/31/03	12/31/02

Allowance at beginning of period	$ 8,747	$ 9,086	$ 8,979	$ 9,036	$ 8,857
Provision for loan losses	250	-	175	-	200
Charge-offs	(69)	(353)	(73)	(57)	(21)
Recoveries	45	14	5	-	-
Balances at end of period	$ 8,973	$ 8,747	$ 9,086	$ 8,979	$ 9,036


The following table sets forth certain asset quality ratios for EverTrust.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2003	2002	2003	2002

Asset Quality Ratios:
Nonaccrual and 90 days or more past due
loans as a percent of total loans, net	0.22%	0.03%
Nonperforming assets as a percent of total assets	0.19	0.02
Allowance for losses as a percent of gross
loans receivable	1.40	1.46
Allowance for loan losses as a percent of
nonperforming loans	637.64	5,413.69
Net charge-offs (recoveries) to average
outstanding loans	0.00%	0.00%	0.07%	0.02%

Total deposits of EverTrust increased by approximately $51.1 million, or 10.1%, from $508.3 million at March 31, 2003 to $559.4 million at December 31, 2003. The change is primarily the result of increases in transaction accounts of $47.4 million from $82.7 million at March 31, 2003 to $130.1 million at December 31, 2003 and a $21.3 million increase in money market accounts from $133.6 million at March 31, 2003 to $154.9 million at December 31, 2003. The increase in deposits from March 31, 2003 to December 31, 2003 is generally attributable to an increased emphasis in attracting business deposits and an increased customer preference for insured deposits.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

	At December 31, 2003		At March 31, 2003
	Amount	%	Amount	%

Noninterest-bearing accounts	$ 25,198	4.5%	$ 18,398	3.6%
Savings accounts	12,533	2.2	12,426	2.4
Checking accounts	104,925	18.8	64,358	12.7
Money market accounts	154,865	27.7	133,586	26.3

Time deposits by original term:
One to 11 months	42,681	7.6	51,334	10.1
12 to 23 months	100,821	18.0	118,362	23.3
24 to 35 months	26,522	4.7	24,842	4.9
36 to 59 months	21,697	3.9	22,292	4.4
60 months and beyond	70,137	12.5	62,671	12.3

	261,858	46.8	279,501	55.0

	$ 559,379	100.0%	$ 508,269	100.0%

Federal Home Loan Bank advances and other borrowings decreased $10.9 million from $101.0 million at March 31, 2003 to $90.1 million at December 31, 2003. The need for borrowings since March 31, 2003 has decreased due to an increase in deposit balances and cash received from loan repayments.


Total equity decreased approximately $921,000 to $90.8 million at December 31, 2003 compared to $91.7 million at March 31, 2003. Earnings of $4.8 million for the nine months ended December 31, 2003 were more than offset by stock repurchases totaling $6.2 million and cash dividends paid of approximately $2.1 million.

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

General. Net income increased approximately $144,000 from $1.4 million for the three months ended December 31, 2002 to $1.6 million for the three months ended December 31, 2003. The increase in income is due primarily to a $275,000 after tax gain on the sale of a former bank branch building. In addition, net income for the three months ended December 31, 2002 included a $414,000 after tax write down on an investment. Net interest income decreased $316,000 for the three months ended December 31, 2003, compared to the three months ended December 31, 2002

Net Interest Income. Net interest income decreased 5.1% from $6.5 million for the three months ended December 31, 2002, to $6.2 million for the three months ended December 31, 2003. The change is due primarily to the lower yield on interest-earning assets and the increased volume of lower-yielding investments.

Interest income decreased approximately $995,000 from $11.3 million for the three months ended December 31, 2002 to $10.3 million for the same period in 2003. The average balance of interest-earning assets increased from $683.1 million for the three months ended December 31, 2002 to $720.9 million for the three months ended December 31, 2003 resulting in an increase of approximately $531,000 in income. The yield on interest-earning assets decreased from 6.63% for the three months ended December 31, 2002 to 5.73% for the same period in 2003 resulting in a decrease in income of approximately $1.3million. Increased balances were due to increased investment securities. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment, which also resulted in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Total interest expense decreased $679,000 from $4.9 million for the three months ended December 31, 2002 to $4.2 million for the same period in 2003. The average balance of interest-bearing liabilities increased 5.6% or $32.2 million from $580.0 million at December 31, 2002 to $612.2 million for the three months ended December 31, 2003 resulting in a decrease of $48,000 in expense. An additional decrease of $577,000 in expense was due to the decrease in the rates on interest-bearing liabilities from 3.35% for the three months ended December 31, 2002 to 2.73% for the same period in 2003. The reduction is due to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewed time deposits. The average balance of borrowings comprised 14.5% of interest-bearing liabilities for the quarter ended December 31, 2003 compared to 18.3% for the same period in 2002.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Three Months Ended December 31,
	2003			2002
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-earning assets:
Loans receivable, net (1)	$ 606,965	$ 9,614	6.34%	$ 602,372	$ 10,574	7.02%
Investment securities	74,617	557	2.99	40,077	522	5.21
Federal Home Loan Bank stock	6,503	82	5.04	6,128	104	6.79
Cash and cash equivalents	32,847	74	0.90	34,499	122	1.41
Total interest-earning assets	720,932	10,327	5.73	683,076	11,322	6.63

Noninterest-earning assets	14,847			11,019

Total average assets	$ 735,779			$ 694,095

Interest-bearing liabilities:
Savings accounts	$ 12,451	$ 21	0.67%	$ 11,906	$ 35	1.18%
Checking accounts	89,857	260	1.16	60,173	214	1.42
Money market deposit accounts	153,397	508	1.32	129,766	618	1.90
Time deposits	267,782	2,201	3.29	271,890	2,594	3.82
Total deposits	523,487	2,990	2.28	473,735	3,461	2.92
Borrowings	88,749	1,183	5.33	106,239	1,391	5.24
Total interest-bearing liabilities	612,236	4,173	2.73	579,974	4,852	3.35

Noninterest-bearing liabilities	31,440			21,089

Total average liabilities	643,676			601,063

Average equity	92,103			93,032

Total liabilities and equity	$ 735,779			$ 694,095

Net interest income		$ 6,154			$ 6,470
Interest rate spread			3.00%			3.28%
Net interest margin			3.41%			3.79%
Ratio of average interest-earning assets
to average interest-bearing liabilities		117.75%			117.78%
____________
(1)	Average net loans receivable includes nonperforming loans. Interest income does not include interest on non-accrual loans.

Provision for Loan Losses. For the three months ended December 31, 2003, the provision for loan loss expense was $250,000 compared to $200,000 for the year-earlier period, with the increase attributable solely to the growth in loans outstanding. As a percent of gross loans receivable, the allowance for loan losses was 1.40% at December 31, 2003 compared to 1.46% at March 31, 2003 and December 31, 2002. Total nonperforming assets at December 31, 2003 were .19% of total assets and primarily consist of one multi family and one commercial loan. Each loan has loan balances of approximately $400,000 and are under bankruptcy protection; however, the Company believes that they are adequately secured. Net charge-offs for the three months ended December 31, 2003 were $24,000, less than one-hundredth of a


percent of average loans for the quarter and were centered in the consumer and business portfolios. The total loss reserve is $9.0 million for both the period ending December 31, 2003 and March 31, 2003.

The allowance for losses on loans is maintained at a level sufficient to cover losses inherent in the loan portfolio but not yet apparent to management. The risk of loss will vary with the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.

EverTrust's management and Board of Directors reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to provide additions to the allowance based on judgment different from management. Although management uses the best information available, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond EverTrust's control.

Non-interest Income. Non-interest income increased $133,000 from $1.7 million for the three months ended December 31, 2002 to $1.8 million for the same period in 2003. The increase is primarily due to a $424,000 pre-tax gain on the sale of a former bank branch building offset in part by $95,000 in pre-tax losses on the sale of securities, the proceeds of which were deployed into higher earning loans. In addition, brokered loan fees from the Bank's commercial mortgage banking were $205,000 for the three months ended December 31, 2003 compared to $108,000 for the same period a year earlier. ETAM management fees were $255,000 for the three months ended December 31, 2003 compared to $157,000 for the three months ended December 31, 2002. These increases were offset by a reduction in gains on the sale of one-to-four family loans of $478,000 from $566,000 for the three months ended December 31, 2002 to $88,000 for the three months ended December 31, 2003. The reduction in fees is due to lower refinancing activity of one-to-four family loans.

The increase from the prior period in ETAM management fees was due to additional assets under management. Brokered loan fees may vary from quarter to quarter depending on the level of activity.

The following table sets forth non-interest income (in thousands):

	Three Months Ended December 31,
	2003	2002

Brokered loan fees	$ 205	$ 108
ETAM management fees	255	157
Loan modification fees	159	176
Loss on sale of securities	(95)	(53)
Gain on sale of loans	88	566
Service fees and other, net	1,186	671
Total noninterest income	$ 1,798	$ 1,625

Non-interest Expense. Non-interest expense decreased $664,000 from $5.9 million for the three months ended December 31, 2002 to $5.3 million for the same period in 2003. The decrease is due primarily to the recording of a $577,000 pre-tax write down on a limited partnership investment during the three months ended December 31, 2002. In addition lower compensation expense and lower marketing expense due to timing of marketing activities contributed to the decline.  The Company had 170 employees at December 31, 2003 compared to 178 employees at December 31, 2002 with the temporary decline due to normal staff turnover.

Provision for Income Taxes. Federal income taxes increased $287,000 from $570,000 for the three months ended December 31, 2002 to $857,000 for the three months ended December 31, 2003. The increase is due to a change in the Company's effective tax rate, which is primarily the result of the expiration of low income housing tax credits.


Comparison of Operating Results for the Nine Months Ended December 31, 2003 and 2002

General. Net income decreased approximately $29,000 from $4.9 million for the nine months ended December 31, 2002 to $4.8 million for the nine months ended December 31, 2003. The decrease is due primarily to a $572,000 reduction in net interest income, offset in part by the $424,000 gain on the sale of property during the nine months ended December 31, 2003 and the $577,000 investment write-down during the nine months ended December 31, 2002.

Net Interest Income. Net interest income decreased 3.0% from $19.8 million for the nine months ended December 31, 2002 to $19.2 million for the nine months ended December 31, 2003. The change is due primarily to the lower yield on interest earning assets.

Interest income decreased $2.5 million to $32.1 million for the nine months ended December 31, 2003, compared to $34.6 million for the same period in 2002. During this same time period, the average balance of interest-earning assets increased from $666.8 million for the nine months ended December 31, 2002 to $711.3 million for the nine months ended December 31, 2003 resulting in an increase of approximately $1.5 million in income. The yield on interest-earning assets decreased from 6.91% for the nine months ended December 31, 2002 to 6.02% for the same period in 2003 resulting in a decrease to income of $3.6 million. Increased balances were due to increased loan volumes, which were funded by the proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

Interest expense decreased $1.9 million for the nine months ended December 31, 2003 compared to the same period in 2002. The average balance of interest-bearing liabilities increased 6.2% or $35.2 million from $569.6 million at December 31, 2002 to $604.8 million for the nine months ended December 31, 2003 resulting in an increase of $200,000 in expense. This increase was offset by a $1.8 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 3.45% for the nine months ended December 31, 2002 to 2.83% for the same period in 2002. The reduction is due to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewed time deposits. The average balance of borrowings comprised 15.6% of interest-bearing liabilities for the nine months ended December 31, 2003 compared to 20.5% for the same period in 2002.

Provision for Loan Losses. During the nine months ended December 31, 2003, the provision for loan losses was $425,000, compared to $390,000 for the same period in 2002, an increase of $35,000. The allowance for loan losses remained at $9.0 million when compared to March 31, 2003, and increased $300,000 compared to $8.7 million at December 31, 2002. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.40% at December 31, 2003, compared to 1.46% at March 31, 2003 and December 31, 2002.

For additional discussion about the allowance for losses on loans, see "Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002- Provision for Loan Losses."

Non-interest Income. Non-interest income increased $705,000 to $4.9 million for the nine months ended December 31, 2003 compared to the same period in 2002. The growth in non-interest income was primarily the result of the $424,000 gain on the sale of a bank branch. In addition brokered loan fees from the Bank's commercial mortgage banking group and management fees from ETAM were $1.3 million for the nine months ended December 31, 2003 compared to $845,000 for the nine months ended December 31, 2002. The gain on the sale of one-to-four family loans for the nine months ended December 31, 2003 was $547,000, compared to $864,000 for the same period a year earlier.

The increase from the prior period in ETAM management fees and brokered loan fees from the Company's commercial mortgage banking group was due to increased assets under management and transaction volume. The units started operations in May and June 2001, respectively.

Gains on sale of loans decreased due to the recent reduction in refinancing activity.


The following table sets forth non-interest income (in thousands):

	Nine Months Ended December 31,
	2003	2002

Brokered loan fees	$ 573	$ 436
ETAM management fees	700	409
Loan modification fees	454	502
Loss on sale of securities	(93)	(4)
Gain on sale of loans	547	864
Service fees and other, net	2,730	1,999
Total noninterest income	$ 4,911	$ 4,206

Non-interest Expense. Non-interest expense decreased $1.2 million from $16.8 million for the nine months ended December 31, 2002 to $15.6 million for the same period in 2003. $577,000 of the decrease was due to the recording of an investment write-down in December of 2002. In addition, lower depreciation expense on fully depreciated equipment and lower marketing expense due to timing of marketing activities contributed to the decline. Information processing costs increased $37,000 from $1.1 million for the nine months ended December 31, 2002 to $1.1 million for the same period in 2003.

The small increase is primarily the result of additional software depreciation associated with the addition of the client contact center.

At December 31, 2003, the company released the final installment of shares associated with the original Employee Stock Ownership Plan that was part of EverTrust's conversion to a public company.  As a result, annual compensation expense will decreased by approximately $800,000 going forward.

Provision for Income Taxes. Federal income taxes increased $1.4 million from $1.9 million for the nine months ended December 31, 2002 to $3.3 million for the nine months ended December 31, 2003. The large increase is primarily due to a $450,000 valuation allowance booked against the Company's charitable contribution deferred tax asset in September 2003. The deferred tax asset was generated from contributions EverTrust made in fiscal 1999 and 2000 to its charitable foundation. The annual federal income tax deduction for charitable contributions is limited to 10% of taxable income per year, and any unused amount of the deduction can be carried forward for a period of up to five years after the contribution is made. At this time the Company does not believe it will be able to use the entire amount of the tax asset. In addition the Company's effective tax rate has increased due to the expiration of low income housing tax credits.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

	Nine Months Ended December 31,
	2003			2002
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-earning assets:
Loans receivable, net(1)	$ 607,267	$ 30,176	6.63%	$ 591,153	$ 32,041	7.23%
Investment securities	57,178	1,374	3.20	47,794	1,990	5.55
Federal Home Loan Bank stock	6,419	250	5.19	6,037	284	6.27
Cash and cash equivalents	40,466	295	0.97	21,793	251	1.54
Total interest-earning assets	711,330	32,095	6.02	666,777	34,566	6.91

Noninterest-earning assets	14,456			13,287

Total average assets	$ 725,786			$ 680,064

Interest-bearing liabilities:
Savings accounts	$ 12,600	$ 71	0.75%	$ 11,518	$ 113	1.31%
Checking accounts	79,854	667	1.11	56,412	608	1.44
Money market accounts	142,746	1,484	1.39	128,341	1,969	2.05
Time deposits	275,387	6,929	3.35	256,792	7,681	3.99
Total deposits	510,587	9,151	2.39	453,063	10,371	3.05
Borrowings	94,230	3,708	5.25	116,550	4,387	5.02
Total interest-bearing liabilities	604,817	12,859	2.83	569,613	14,758	3.45

Noninterest-bearing liabilities	27,605			17,695

Total average liabilities	632,422			587,308

Average equity	93,364			92,756

Total liabilities and equity	$ 725,786			$ 680,064

Net interest income		$ 19,236			$ 19,808
Interest rate spread			3.18%			3.46%
Net interest margin			3.61%			3.96%
Ratio of average interest-earning
assets to average interest-bearing
liabilities		117.61%			117.06%
_____________
(1)	Average net loans receivable includes non-performing loans. Interest income does not include interest on loans 90 days or more past due.


Liquidity and Capital Resources

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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and, to a much lesser extent, one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business and private banking loans. During the three months ended December 31, 2003, the Company originated $146.7 million in new loans. In addition, during this three month period, funds were used to pay a cash dividend to shareholders totaling $788,000. These activities were funded by loan repayments and proceeds from the sales and maturities of investment securities. EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):

			Minimum for Capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
December 31, 2003:
Total capital to risk-weighted assets	$98,865	14.7%	$53,804	8.0%
Tier 1 capital to risk-weighted assets	90,524	13.4	27,022	4.0
Tier 1 leverage capital to average assets	90,524	12.2	29,680	4.0

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, but had no forward sale contracts in place at December 31, 2003. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

                (b)         Changes in Internal Controls: In the quarter ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


Part II - Other Information

Item 1. Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

        (b)     Reports on Form 8-K

The Registrant filed two Form 8-Ks during the quarter ended December 31, 2003: (i) a Form 8-K was filed on October 28, 2003 that contained its earnings release for the quarter ended September 30, 2003; and (ii) a Form 8-K was filed on December 17, 2003 to report a three-for-two stock split paid on the Company's outstanding common stock.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                            EverTrust Financial Group, Inc.

February 4, 2004                                                                                /s/ Michael B. Hansen
                                                                                                             Michael B. Hansen
                                                                                                             President and Chief Executive Officer
                                                                                                             (Principal Executive Officer)

February 4, 2004                                                                                /s/ Jeffrey R. Mitchell
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

Date: February 4, 2004

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

Date: February 4, 2004

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

Dated: February 4, 2004