Form 10-K
period 2004-03-31
EVERTRUST FINANCIAL GROUP INC
filed 2004-06-08
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26993

EVERTRUST FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1613658
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

2707 Colby Avenue, Suite 600, Everett, Washington	98201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 258-3645

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value per share
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

        As of May 27, 2004, there were issued and outstanding 6,890,160 shares of the Registrant's Common Stock, which are listed on the Nasdaq National Market System under the symbol "EVRT." Based on the average of the high/low price for the Common Stock on September 30, 2003, the aggregate value of the Common Stock outstanding held by nonaffiliates of the registrant was $137,272,036 (7,255,393 shares at $18.92 per share). For purposes of this calculation, Common Stock held by officers and directors of the Registrant and the Registrant's Employee Stock Ownership Plan and Trust are considered nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        1.    Portions of Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III).


EVERTRUST FINANCIAL GROUP, INC.
2004 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

(i)


PART I

Item 1. Business

General

        EverTrust Financial Group, Inc. ("EverTrust" or the "Company"), a Washington state corporation, is the holding company for EverTrust Bank of Washington ("EverTrust Bank" or the "Bank"). Effective May 12, 2000, the Company became a financial holding company pursuant to regulations of the Board of Governors of the Federal Reserve ("Federal Reserve") issued in connection with the enactment of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. For further information regarding the Company's financial holding company election, see "Regulation -- The Company."

        At March 31, 2004, the Company had total assets of $770.1 million, total deposits of $546.4 million and total equity of $90.6 million. The Company's business activities are conducted primarily by EverTrust Bank. Accordingly, the information regarding the Company's business set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank.

        EverTrust Bank, now a Washington state chartered stock savings bank, was formed as a federally chartered savings institution in 1916 and converted to a Washington chartered mutual savings bank in 1987. In 1993, the Bank became a stock entity in connection with its mutual holding company reorganization in 1993. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable legal limits under the Bank Insurance Fund ("BIF"). The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks ("Division") and the FDIC.

        EverTrust Bank is a regionally oriented bank dedicated to financing commercial real estate and residential related properties. The Bank's principal business is attracting deposits from the general public through its retail branch network and Private Client Group offices, and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank's Private Client Group focuses on serving high net worth individuals and small businesses with a range of business and private banking services, as well as wealth management services such as investment management and limited trust services.

Market Area

        EverTrust Bank conducts business through its 10 full service offices located throughout Snohomish County, Washington, and branch offices in Seattle and Bellevue, King County, Washington. EverTrust Bank considers Snohomish County and King County in Washington, as its primary market area for making loans and attracting deposits. EverTrust Bank also operates real estate loan production offices in Tacoma, Washington and Portland, Oregon. These offices primarily focus on brokering commercial and mutifamily loans to financing conduits, life insurance companies and other financial institutions. In addition, they also provide interim construction and permanent portfolio financing. To a lesser extent, EverTrust Bank has also made loans in Oregon, Idaho, California, Nevada and Hawaii. Loans made in California, Nevada and Hawaii have generally been to local borrowers of EverTrust Bank as an accommodation for financing second homes. EverTrust Bank has and intends to continue to establish correspondent relationships with financial institutions in these states which will allow for increased commercial real estate and multi-family lending activity on a participation basis. The Bank's principal business is attracting deposits from the general public and using those funds to originate commercial real estate loans as well as construction loans, business loans and residential (including multi-family) mortgage loans. The Bank also offers investment management and limited trust services through its wholly owned subsidiary, EverTrust Asset Management ("ETAM").

        For additional information regarding the Company's and the Bank's offices, see "Item 2. Properties" and Notes 6 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.


Lending Activities

        General. Historically, the principal lending activity of the Bank consisted of the origination of loans secured by first mortgages on owner-occupied, one- to- four family residences and loans for the construction of one- to- four family residences. In recent years, EverTrust Bank has focused on the origination of loans secured by commercial real estate, multi-family properties, business loans and construction and land development loans. At March 31, 2004, EverTrust Bank's total loans were $662.6 million, including approximately $886,000 of loans held for sale.

        The Bank's internal loan policy limits the maximum amount of loans to one borrower to 25% of its capital. At March 31, 2004, the maximum amount which EverTrust Bank could have lent to any one borrower and the borrower's related entities was approximately $17.8 million under its policy. At March 31, 2004, EverTrust Bank had loans to two builder/developers (including loans for construction, land development and permanent financing) with an aggregate committed balance in excess of this amount which were specifically approved as policy exceptions by the Board of Directors: the largest borrower had $18.1 million committed, of which $15.5 million was outstanding, representing 25% and 22% of EverTrust Bank's total capital of $71.0 million, respectively. All loans to the borrower were performing according to their terms at March 31, 2004. Loans in excess of 25% of EverTrust Bank's capital are participated to the Company on a last-in, first-out basis. There were $5.4 million of loan participations with the Company outstanding as of March 31, 2004, which were performing in accordance with their terms.

        Loan Portfolio Analysis. The following table sets forth the composition of the Bank's consolidated loan portfolio by type of loan as of the dates indicated. The Company does not have any foreign loans for any of the years presented.

	At March 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial construction	$ 76,756	9.49%	$ 48,713	6.75%	$ 29,871	4.53%	$ 25,475	4.56%	$ 23,871	5.02%
Commercial real estate	291,799	36.09	266,808	36.96	233,715	35.44	168,199	30.08	128,892	27.10
Multi-family construction	38,257	4.73	19,472	2.70	47,311	7.17	62,055	11.10	32,304	6.79
Multi-family residential	185,715	22.97	159,344	22.08	157,503	23.89	128,846	23.04	136,727	28.75
Business loans	45,565	5.64	58,800	8.15	46,721	7.09	31,707	5.68	16,494	3.47
One- to- four family
construction and land
development	100,765	12.46	89,589	12.41	49,752	7.54	40,729	7.28	37,266	7.84
Consumer:
Home equity and other
mortgages	36,613	4.53	36,593	5.07	29,066	4.41	25,756	4.61	23,301	4.90
Credit cards	6,534	0.81	5,343	0.74	5,026	0.76	2,426	0.43	1,375	0.29
Other installment loans	4,936	0.61	5,930	0.82	5,236	0.79	6,219	1.11	5,281	1.11
One- to- four family
residential	21,604	2.67	31,170	4.32	55,217	8.37	67,705	12.11	70,042	14.73
Total loans	808,544	100.00%	721,762	100.00%	659,418	100.00%	559,117	100.00%	475,553	100.00%
Less:
Undisbursed loan proceeds	(132,557)		(103,281)		(71,248)		(63,888)		(49,460)
Deferred loan fees and other	(4,299)		(4,547)		(4,145)		(3,879)		(3,493)
Reserve for loan losses	(9,046)		(8,979)		(8,754)		(7,439)		(6,484)
	662,642		604,955		575,271		483,911		416,116
Loans receivable held
for sale	(886)		(4,755)		(625)		(794)		--
Loans receivable, net	$661,756		$600,200		$574,646		$483,117		$416,116

        Commercial Real Estate Lending. Commercial real estate loans totaled $291.8 million, or 36.1% of total loans receivable at March 31, 2004, and consisted of 266 loans. EverTrust Bank originates commercial real estate loans primarily secured by warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in EverTrust Bank's market area. Commercial real estate loans typically range in principal amount from $500,000 to $7.5 million. At March 31, 2004, the largest commercial real estate loan on one property had


an outstanding balance of $11.4 million and is secured by a 156,000 square foot outlet mall located in the Bank's market area. This loan was performing according to its terms at March 31, 2004.

        Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from six months to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 8%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years but generally due in ten years. EverTrust Bank has also originated fixed rate commercial loans due in five and ten years, with amortization terms of up to 30 years. Commercial loans originated since 1993 generally contain prepayment penalties during the first three years to four years ranging from 1% to 2%.

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

        Commercial real estate lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from multi-family and one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than multi-family and one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. EverTrust Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 75% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The continued year-over-year increase in the commercial real estate portfolio is attributable to the Company's desire to meet the growing demand in this sector of the lending market. New loan officers with significant experience in commercial real estate lending have been hired to accomplish the growth objectives of the portfolio and are supported by an experienced risk management staff.

        Multi-Family Lending. At March 31, 2004, $185.7 million, or 23.0% of the Bank's total loan portfolio was secured by multi-family dwelling units, which consist of more than four units, located primarily in its market area.

        Multi-family adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from six months to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to an overall limitation of 8%. These adjustable rate mortgage loans have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 3.50%, with principal and interest payments fully amortizing over terms of up to 30 years. EverTrust Bank has also originated fixed rate multi-family loans due in five and ten years, with amortization terms of up to 30 years. Multi-family loans originated since 1993 generally contain prepayment penalties during the first three to four years. Multi-family loans typically range in principal amount from $500,000 to $5.0 million. At March 31, 2004, the largest non-construction multi-family loan was on a 148 unit independent and assited living center with an outstanding principal balance of $12.0 million located in the Bank's market area. At March 31, 2004, this loan was performing according to its terms.

        The maximum loan-to-value ratio for multi-family loans is generally 75%. EverTrust Bank requires appraisals of all properties securing multi-family real estate loans. Appraisals are performed by an independent appraiser


designated by the Bank, all of which are reviewed by EverTrust Bank's review appraiser. EverTrust Bank requires its multi-family loan borrowers, with loans in excess of $500,000 to submit financial statements and rent rolls on the subject property annually. EverTrust Bank also inspects the subject property annually if the balance of the loan exceeds $750,000. EverTrust Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for loans secured by multi-family properties.

        Multi-family mortgage lending affords EverTrust Bank an opportunity to receive interest at rates higher than those generally available from one- to- four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. EverTrust Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, EverTrust Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements. The increase in the multi-family loan portfolio is the result of financing larger unit properties in fiscal 2004 versus those financed in prior years in order to increase lending economies of scale and to meet market demand. The market for these types of projects has dominated multi-family lending in the region because of the advantage in per unit costs versus smaller projects. A portion of the increase in this category is also attributed to loans that are shorter-term in nature and will most likely be refinanced in the secondary market once certain lease-up and financing ratios are met. The Company hopes to capitalize on the eventual refinancing opportunities in line with its strategic objectives to grow non-interest income through the commercial mortgage banking group.

        Business Lending. Through its business banking group, the Bank originates business loans to small and medium sized businesses in its primary market area. Business loans are generally made to finance the purchase of seasonal inventory needs, new or used equipment, and for short-term working capital. Such loans are generally secured by equipment, accounts receivable, marketable investments and inventory, although business loans are sometimes granted on an unsecured basis. Such loans are made for terms of seven years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate, as published in The Wall Street Journal, plus a margin ranging from 0% to 3.50%. At March 31, 2004, the business loans amounted to $45.6 million, or 5.6%, of the Bank's total loans. The reduction in business loans from the prior year is a result of a rebalancing of the portfolio toward the desired target market and away from loans that have fallen outside of the Company's risk tolerance.

        At March 31, 2004, the Bank's largest outstanding business loan was for $3.7 million and was unsecured. The loan was performing according to its terms at March 31, 2004.

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

        The Bank provides borrowers with secured standby letters of credit based on the same underwriting requirements and conditions as described above. The letters of credit are backed by signed notes payable to the Bank


for like terms of the letter of credit. At March 31, 2004, EverTrust Bank had no outstanding letters of credit. International letters of credit are offered through a correspondent bank that assumes credit and payment risk on the instrument. EverTrust Bank receives a fee from the borrower and the correspondent bank for arranging the international letters of credit.

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

        The Bank's portfolio includes one- to- four family construction and land development loans totaling $100.8 million or 12.5% at March 31, 2004. The single largest one- to- four family construction and land development loan at March 31, 2004 was for $7.7 million and was secured by a 58 one-to-four family residential subdivision. The continued year-over-year increase in the one- to- four family construction and land development portfolio is attributable to the Company's desire to meet the growing demand in this sector of the lending market.

        EverTrust Bank also provides construction and construction permanent financing for multi-family and commercial properties. At March 31, 2004, such construction loans amounted to $115.0 million, or 14.2%. These loans are typically secured by apartment buildings, condominiums, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings and retail shopping centers located in the Bank's market area and typically range in amount from $500,000 to $5.0 million. At March 31, 2004, the largest multi-family construction loan was for $4.9 million secured by a 70 unit apartment building located in EverTrust Bank's market area and was performing according to its terms. At March 31, 2004, the largest commercial construction loan was for $11.0 million, secured by a medical campus in the Bank's market area and was performing according to its terms. Periodically, EverTrust Bank purchases, without recourse to the seller other than for fraud, from other lenders participation interests in multi-family and commercial construction loans secured by properties located in EverTrust Bank's market area. The Bank underwrites such participation interests according to its own standards. The increase in multi-family and commercial construction loans over the prior year is attributable to the Company's desire to meet the growing demand in this sector of the lending market. Although a majority of the construction loans will become permanent portfolio loans upon completion of construction, the construction only loans may provide refinancing opportunities for the commercial mortgage banking group.

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

        EverTrust Bank originates construction loan applications through repeat business, walk-in customers, customer referrals, contacts in the business community and real estate brokers seeking financing for their clients.


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

        Consumer Lending. Consumer lending has traditionally been a secondary, but recently growing part of the Bank's business, especially providing for the credit needs of high net worth customers. Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans. Consumer loans include home equity lines of credit, home improvement loans, second mortgage loans, lot acquisition loans, savings account loans, automobile loans, boat loans, recreational vehicle loans, personal unsecured loans and credit card loans. Consumer loans are made with both fixed and variable interest rates and with varying terms. At March 31, 2004, consumer loans, excluding credit card loans, amounted to $41.5 million, or 5.1% of the total loan portfolio.

        At March 31, 2004, the largest component of the consumer loan portfolio consisted of real estate secured loans, such as residential first mortgage loans, second mortgages and home equity lines of credit, which totaled $36.6 million, or 4.5%, of the total loan portfolio. Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others. The majority of these loans are secured by a first or second mortgage on residential property. The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years. Home equity lines of credit allow for a ten year draw period, plus an additional 15 year repayment period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, plus a margin.

        Credit card loans are underwritten using suggested Independent Community Bankers Association guidelines, credit scoring and financial statement analysis. Credit cards are issued to the Bank's commercial banking business customers and qualified retail customers. At March 31, 2004, the combined credit card portfolio consisted of business credit lines of $1.3 million and personal credit card lines of $6.5 million for a total of $7.8 million or 0.96% of total loans. Amounts disbursed under the credit lines were $1.0 million at March 31, 2004 compared to $869,200 at March 31, 2003. Credit card loans entail greater risk than do other loans given their unsecured status. The Bank attempts to limit this risk by adhering to sound underwriting and collection practices, although there can be no assurances that these will prevent credit card losses. At March 31, 2004, there were $2,800 of credit card loans 90 days or more past due or in nonaccrual status.

        Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. EverTrust Bank believes that these risks are not as prevalent in the case of EverTrust Bank's consumer loan portfolio because a large percentage of the portfolio consists of first and second mortgage loans and home equity


lines of credit for existing customers that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to- four family residential mortgage loans. Nevertheless, second mortgage loans and home equity lines of credit have greater credit risk than one- to- four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank. At March 31, 2004, no consumer loans were delinquent in excess of 90 days or in nonaccrual status.

        Residential One- to- Four Family Lending. At March 31, 2004, $21.6 million of the Bank's loan portfolio consisted of permanent loans secured by one- to- four family residences, including approximately $886,000 of loans held for sale. This amount represents 2.7% of the Bank's total loans. The continued year-over-year decline in the residential one- to- four family loan portfolio is the result of loan refinancing activity in the historically low interest rate environment. The Company has determined not to hold long-term assets in the one- to- four family loan portfolio with these interest rate risk characteristics at the present time.

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

        At March 31, 2004, $9.7 million, or 47.5%, of the Bank's one- to- four family loan portfolio consisted of fixed rate one- to- four family mortgage loans, both held for sale and held for investment. EverTrust Bank also offers adjustable rate mortgage loans at rates and terms competitive with market conditions. All of EverTrust Bank's adjustable rate mortgage loans are retained in its loan portfolio and not with a view toward sale in the secondary market.

        EverTrust Bank offers several adjustable rate mortgage products which adjust annually after an initial period ranging from six months to seven years. Contractual annual adjustments generally range from 2% to unlimited, subject to a general overall limitation of 8%. These adjustable rate mortgage products have generally utilized the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.5% to 3.0%. Adjustable rate mortgage loans held in EverTrust Bank's portfolio do not permit negative amortization of principal and carry no prepayment restrictions. Borrower demand for adjustable rate mortgage loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At March 31, 2004, $10.7 million, or 52.5%, of the Bank's mortgage loan portfolio consisted of adjustable rate mortgage loans.

        The retention of adjustable rate mortgage loans in EverTrust Bank's loan portfolio helps reduce EverTrust Bank's exposure to changes in interest rates. There are, however, credit risks resulting from the potential of increased interest to be paid by the customer due to increases in interest rates. It is possible that, during periods of rising interest rates, the risk of default on adjustable rate mortgage loans may increase as a result of repricing and the increased costs to the borrower. Furthermore, because the adjustable rate mortgage loans originated by EverTrust Bank may provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially, these loans are subject to increased risks of default or delinquency. EverTrust Bank attempts to reduce the potential for delinquencies and defaults on adjustable rate mortgage loans by qualifying the borrower based on the borrower's ability to repay the loan assuming that the maximum interest rate that could be charged at the first adjustment period remains constant during the loan term. Another consideration is that, although adjustable rate mortgage loans allow EverTrust Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, EverTrust Bank has no assurance that yields on adjustable rate mortgage loans will be sufficient to offset increases in EverTrust Bank's cost of funds.

        While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all


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

        Loan Maturity and Repricing. The following table sets forth information at March 31, 2004 regarding the dollar amount of loans maturing or repricing in the Bank's portfolio based on their contractual terms to maturity or repricing, but does not include scheduled payments or potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	15 Years	15 Years	Total
	(In thousands)

Commercial construction	$ 14,514	$ 17,590	$ 13,255	$ 427	$ --	$ 45,786
Commercial real estate	128,940	85,885	57,804	14,324	93	287,046
Multi-family construction	15,265	4,918	3,544	--	--	23,727
Multi-family residential	77,053	75,716	29,960	1,379	417	184,525
Business loans	18,424	1,012	4,442	--	--	23,878
One- to- four family construction
and land development	64,499	24	24	117	299	64,963
Consumer:
Home equity and other mortgages	19,418	563	519	1,013	--	21,513
Credit cards	900	--	--	--	--	900
Other installment loans	1,661	510	141	95	3	2,410
One- to- four family residential	6,471	3,724	2,841	4,493	2,824	20,353

Total	$347,145	$189,942	$112,530	$21,848	$3,636	$675,101


        The following table sets forth the dollar amount of all loans due after March 31, 2004, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Variable	Total
	Rates	Rates	Rates
	(In thousands)

Commercial construction	$13,283	$ 32,503	$ 45,786
Commercial real estate	25,511	261,535	287,046
Multi-family construction	--	23,727	23,727
Multi-family residential	27,243	157,282	184,525
Business loans	6,318	17,560	23,878
One- to- four family construction
and land development	472	64,491	64,963
Consumer:
Home equity and other mortgages	2,418	19,095	21,513
Credit cards	--	900	900
Other installment loans	1,116	1,294	2,410
One- to- four family residential	9,675	10,678	20,353

Total	$86,036	$589,065	$675,101

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

        Loan Solicitation and Processing. Loan originations are obtained from a variety of sources, including repeat business, walk-in customers, loan brokers for primarily multi-family and commercial real estate loans, and referrals from builders and realtors. Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate offered as collateral generally is undertaken by an appraiser retained by EverTrust Bank and certified by the State of Washington.

        Mortgage loan applications are initiated by loan officers and are required to be approved by EverTrust Bank's Management Loan Committee, which presently consists of the President and Chief Operating Officer, the Chief Financial Officer, the Credit Administrator and the Chief Lending Officer. All loans up to and including $2.5 million for consumer and business loans and $4.0 million for real estate loans may be approved by the Management Loan Committee without Board approval; all other loans over $2.5 million to $4.0 million must be approved by the Board Loan Committee; and loans exceeding $10.0 million, as well as loans of any size granted to a single borrower whose aggregate lending relationship exceeds 25% of total capital, must be approved by EverTrust Bank's Board of Directors.

        Loan Originations, Purchases and Sales. During the year ended March 31, 2004, the Bank's total gross loan originations were $498.9 million. Periodically, EverTrust Bank purchases participation interests in commercial real estate loans, construction and land development loans and multi-family loans, secured by properties located in the Bank's primary market area and to a much lesser extent, other states, from other lenders. EverTrust Bank has and intends to continue to establish correspondent lending relationships with financial institutions in states such as Oregon, Idaho California and Hawaii which will allow for increased commercial real estate and multi-family lending activity on a participation basis. The purchase of loan participations both within and out of the Bank's market area is generally


conducted to accommodate correspondent banking relationships between EverTrust and other financial institutions to which EverTrust sells and/or participates loans on a reciprocal basis. The sale of loan participations to these correspondent financial institutions allows EverTrust to diversify credit risk, enhance loan yields and generate servicing fee income in an effort to meet strategic plan objectives for increasing non-interest income. All loan purchases and sales are conducted on a non-recourse basis. Loan purchases are underwritten to EverTrust Bank's underwriting guidelines and are without recourse to the seller other than for fraud. See "-- Construction and Land Development Lending" and "-- Multi-Family Lending."

        Consistent with its asset/liability management strategy in prior years, EverTrust Bank's policy has been to retain in its portfolio all of the adjustable rate mortgage loans and shorter-term fixed rate loans. One- to- four family 30 year fixed rate loans are originated with a view toward sale in the secondary market to Fannie Mae; however, from time to time, a portion of fixed-rate loans may be retained in the Bank's portfolio to meet its asset/liability objectives. One- to- four family loans sold in the secondary market are generally sold on a servicing retained basis. At March 31, 2004 EverTrust Bank's loan servicing portfolio totaled $269.9 million and was comprised of $76.3 million of one- to four- family loans and $193.6 million of commercial and multi-family loans.

        The increase in multi-family loan originations, both construction and permanent, resulted from the Bank's marketing efforts for these types of loans along with increased refinancing activity as a result of lower interest rates. Business loan originations declined as the number of loan officers was reduced through attrition and the Bank's target market was more narrowly defined. The origination of home equity and other consumer mortgages declined as homeowners continued to refinance their first mortgages which precluded the need for second mortgage financing. Principal repayments increased slightly from the prior year and were the result of refinancing activity in the continued low interest rate environment.


        The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2004	2003	2002
	(In thousands)
Loans originated:
Commercial construction	$ 67,392	$ 82,195	$ 28,434
Commercial real estate	110,259	104,877	77,902
Multi-family construction	52,317	6,760	25,709
Multi-family residential	113,614	51,869	33,263
Business loans	30,065	40,049	28,799
One- to- four family construction and land
development	56,193	63,252	40,378
Consumer:
Home equity and other mortgages	11,076	19,108	14,315
Credit cards	1,440	2,287	3,053
Other installment loans	2,458	1,545	2,370
One- to- four family residential	54,048	63,652	44,362
Total loans originated	498,862	435,594	298,585

Loans purchased:
Commercial construction	--	2,000	--
Commercial real estate	--	--	--
Multi-family construction	--	--	--
Multi-family residential	--	--	--
Business loans	--	--	--
One- to- four family construction and land
development	--	--	--
Consumer:
Home equity and other mortgages	--	--	--
Credit cards	--	--	--
Other installment loans	--	--	--
One- to- four family residential	--	--	--
Total loans purchased	--	2,000	--

Loans sold:
Total whole loans sold	30,853	55,349	22,841
Participation loans	53,048	44,229	3,193
Total loans sold	83,901	99,578	26,034

Principal repayments	356,998	349,769	180,369
Loans securitized	--	--	--
Transfer to real estate owned	375	--	674
Increase (decrease) in other items, net	166	41,662	1,168
Net increase (decrease) in loans receivable
and loans held for sale	$ 57,754	$ 29,909	$ 92,675

        Loan Origination and Other Fees. The Bank, in most instances, receives loan origination fees. Loan fees are generally a percentage of the principal amount of the mortgage loan which are charged to the borrower for funding the loan. The amount of fees charged by the Bank range up to 1.50%. Current accounting standards require fees received, net of certain loan origination costs, for originating loans to be deferred and amortized into interest income over the contractual life of the loan. Net unamortized deferred fees or costs associated with loans that are prepaid are


recognized as income at the time of prepayment. The Bank had $4.3 million of net deferred mortgage loan fees at March 31, 2004.

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

	As of March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Commercial construction	$3,432	$ --	$ --	$ --	$ --
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	1,233	--
Multi-family residential	393	--	--	--	--
Business loans	65	--	--	--	--
One- to- four family construction and
land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	--	--
Credit cards	--	--	--	--	--
Other installment loans	--	24	17	10	4
One- to- four family residential	83	--	--	57	402
Total	3,973	24	17	1,300	406

(table continues on following page)

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Accruing loans which are contractually past
due 90 days or more:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	--	203	--	--	--

One- to- four family construction and
land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	--	--
Credit cards	3	--	7	--	--
Other installment loans	--	--	--	--	--
One- to- four family residential	--	--	--	--	--
Total	3	203	7	--	--

Total of nonaccrual and 90 days past due loans	3,976	227	24	1,300	406

Real estate and other assets owned/acquired in
satisfaction of debts previously contracted	375	6	524	85	--

Total nonperforming assets	4,351	$ 233	$ 548	$ 1,385	$ 406

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due loans as a
percentage of loans receivable, net	0.60%	0.04%	--%	0.27%	0.10%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	0.52%	0.03%	--%	0.22%	0.07%

Nonperforming assets as a percentage of total assets	0.56%	0.03%	0.08%	0.23%	0.07%

        Nonaccrual commercial construction loans are comprised of a 35 lot single family residential development loan. Nonaccrual multi-family residential loans are comprised of a 20 unit multi-family loan. Management believes both loans are well-secured at the present time.

        Real Estate and Other Assets Owned. Real estate acquired by EverTrust Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or fair market value. Subsequent to foreclosure, the property is carried at the lower of the foreclosed amount or fair value, less estimated selling costs. At March 31, 2004, EverTrust Bank had one piece of real estate owned valued at $375,000. During April 2004, the property was sold and the Bank recorded a gain of $18,000.

        Restructured Loans. Under generally accepted accounting principles, EverTrust Bank is required to account for certain loan modifications or restructuring as a "troubled debt restructuring." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if EverTrust Bank for economic or legal reasons related


to the borrower's financial difficulties grants a concession to the borrowers that the Bank would not otherwise consider. Debt restructures or loan modifications for a borrower do not necessarily always constitute troubled debt restructures, however, and troubled debt restructures do not necessarily result in nonaccrual loans. EverTrust Bank had no restructured loans as of March 31, 2004.

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

        Allowance for Loan Losses. EverTrust Bank has established a systematic methodology for the determination of the adequacy of the allowance for loan losses and the provision for loan loss expense that takes into consideration the need for an overall general valuation allowance.

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

        Management reviews the adequacy of the allowance at least quarterly, as computed by a consistently applied formula-based methodology, supplemented by management's assessment of current economic conditions, past loss and collection experience, risk characteristics of the loan portfolio, comparative peer group and industry reserve-related ratios and the application of estimated loss factors assigned by loan grade.

        The Bank recorded a $525,000 provision for loan losses for the year ended March 31, 2004, compared to $390,000 and $1.5 million for the years ended March 31, 2003 and 2002, respectively. The increase was primarily due to the increase in net loan charge-offs from the prior year. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, including management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loan loss experience, current economic conditions, detailed analysis of individual loans from which full collectibility may not be assured (i.e. an impaired loan), and determination of the existence and realizable value of the collateral and guarantees securing the loans. A specific allowance may be assigned to these loans if they are individually determined to be impaired. Impaired loans totaled $4.0 million at March 31, 2004, however, an analysis of the collateral underlying these loans indicated that no specific loss allowance was necessary since the loans are more than adequately secured even though they are in non-accrual status. Loans that are determined to be impaired are excluded from the formula allowance analysis so as not to duplicate the loss exposure.


        The Bank's charge-offs as a percentage of average loans outstanding reflected in the following table increased from the past several years but remains at a relatively low level. The ratio of the allowance for loan losses as a percentage of nonperforming loans at March 31, 2004 declined due to the increase in non-accrual loans, however, if well-secured non-accrual loans are excluded, this ratio increases to over 13,000 percent.

        Although the general allowance is allocated by loan type, the entire allowance for loan losses is available for the entire portfolio. The following table reflects the allowance allocated to each respective loan category using a consistently applied formula-based approach. There were no unallocated reserves at March 31, 2004. Reserve percentages are applied against outstanding loans and certain commitments as follows: one-to-four family permanent loans, 0.25%; one-to-four family permanent jumbo loans, 0.75%; multifamily loans, 1.00%; permanent commercial real estate loans, 1.25%; construction and land development, 1.00% to 1.50%; consumer loans, 1.50% to 5.00% based on collateral type; credit card loans, 6.00%; business loans, 1.25% to 1.75% based on general collateral type. These reserve factors have been developed based on management's understanding of the relative credit risk which could indicate it is probable that current impairment has occurred in the portfolio, and to a lesser extent, the factors that peers are applying to similar loan categories. The management loan committee reviews the reserve factors in conjunction with the quarterly loan loss allowance analysis and these may be adjusted in future periods to reflect changes in delinquency percentages and loss experience. The overall adequacy of the loan reserve is also measured by applying estimated loss factors assigned by loan grades. These loss factors are derived from peer group and industry data, adjusted for specific industry conditions and loss experience by portfolio type, and the economic conditions described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein.

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

        At March 31, 2004, the Bank had a general allowance for loan losses of $9.0 million, compared to $9.0 million, at March 31, 2003. Management has determined that no change in the overall size of the allowance was necessary based on the foregoing analysis and State economic reports that indicate the State's economy has begun to show slow, but favorable growth signs in some sectors and in leading economic indicators.

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


        The following table sets forth an analysis of the Bank's allowance for loan losses at the dates and for the periods indicated.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Allowance at beginning of period	$ 8,979	$ 8,754	$7,439	$6,484	$5,672
Provision for loan losses	525	390	1,500	1,005	810
Charge-offs:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	380	46	29	43	4
One- to- four family construction
and land development	--	--	116	--	--
Consumer:
Home equity and other mortgages	--	--	6	--	--
Credit cards	51	20	4	20	--
Automobiles	5	17	--	--	--
Other installment loans	93	82	45	6	12
One- to- four family residential	--	--	25	--	--
Total charge-offs	529	165	225	70	16

Recoveries:
Commercial construction	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Multi-family construction	--	--	--	--	--
Multi-family residential	--	--	--	--	--
Business loans	--	--	29	14	--
One- to- four family construction
and land development	--	--	--	--	--
Consumer:
Home equity and other mortgages	--	--	--	--	18
Credit cards	1	--	10	--	--
Automobiles	23	--	--	--	--
Other installment loans	47	--	1	6	--
One- to- four family residential	--	--	--	--	--
Total recoveries	71	--	40	20	18
Net charge-offs	458	165	185	50	(2)
Balance at end of period	$9,046	$8,979	$8,754	$7,439	$6,484

Allowance for loan losses as a percentage of total
loans outstanding at the end of the period	1.35%	1.46%	1.50%	1.51%	1.53%

Net charge-offs as a percentage of average loans
outstanding during the period	0.08%	0.03%	0.03%	0.01%	--%

Allowance for loan losses as a percentage of
nonperforming loans at end of period	227.53%	3,955.31%	37,173.55%	572.19%	1,593.12%


        The following table sets forth the breakdown of the Bank's allowance for loan losses by loan category for the periods indicated.

	At March 31,
	2004			2003			2002			2001			2000
			Percent			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans			of Loans
		Loan	in		Loan	in		Loan	in		Loan	in		Loan	in
	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category	Amount of	Amount	Category
	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total	Loan Loss	by	to Total
	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans	Allowance	Category	Loans
	(Dollars in thousands)

Commercial
construction	$ 842	$ 76,756	9.49%	$ 880	$ 48,713	6.75%	$ 371	$ 29,871	4.53%	$ 645	$ 25,475	4.56%	$ 583	$ 23,871	5.02%
Commercial real
estate	3,229	291,799	36.09	3,139	266,808	36.96	3,296	233,715	35.44	2,033	168,199	30.08	1,729	128,892	27.10
Multi-family
construction	637	38,257	4.73	336	19,472	2.70	575	47,311	7.17	955	62,055	11.10	536	32,304	6.79
Multi-family
residential	1,948	185,715	22.97	1,525	159,344	22.08	1,999	157,503	23.89	1,393	128,846	23.04	1,591	136,727	28.75
Business loans	655	45,565	5.64	1,002	58,800	8.15	871	46,721	7.09	559	31,707	5.68	310	16,494	3.47
One- to- four family
construction and
land development	1,077	100,765	12.46	1,344	89,589	12.41	588	49,752	7.54	630	40,729	7.28	775	37,266	7.84
Consumer:
Home equity and
other mortgages	388	36,613	4.53	111	36,593	5.07	393	29,066	4.41	454	25,756	4.61	388	23,301	4.90
Credit cards	78	6,534	0.81	70	5,343	0.74	22	5,026	0.76	23	2,426	0.43	12	1,375	0.29
Other installment
loans	98	4,936	0.61	464	5,930	0.82	77	5,236	0.79	97	6,219	1.11	79	5,281	1.11
One- to- four family
residential	94	21,604	2.67	108	31,170	4.32	562	55,217	8.37	650	67,705	12.11	481	70,042	14.73
Total allocated	9,046	--	--	8,979	--	--	8,754	--	--	7,439	--	--	6,484	--	--
Unallocated	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--
Total	$9,046	$808,544	100.00%	$ 8,979	$721,762	100.00%	$ 8,754	$659,418	100.00%	$ 7,439	$559,117	100.00%	$6,484	$475,553	100.00%


Investment Activities

        The investment policies of the Company and EverTrust Bank are substantially the same with the exception of the dollar limitations of individual investments. Under Washington law, banks are permitted to invest in various types of marketable securities. Authorized securities include but are not limited to U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, corporate debt and equity securities and obligations of states and their political sub-divisions. The investment policies of the Company are designed to provide and maintain adequate liquidity and to generate favorable rates of return without incurring undue interest rate or credit risk. The Company's policies generally limit investments to U.S. Government and agency securities, municipal bonds, certificates of deposit, marketable corporate debt obligations, mortgage-backed securities and equity securities. Investment in mortgage-backed securities includes those issued or guaranteed by Federal Home Loan Mortgage Corporation ("Freddie Mac"), Fannie Mae and Government National Mortgage Association ("GNMA"). All new investments purchased are generally placed in the available for sale category to allow for maximum flexibility in managing the portfolio.

        At March 31, 2004, the Company's consolidated investment portfolio totaled $76.5 million and consisted principally of U.S. Government and agency obligations, municipal bonds, mortgage-backed securities and Federal Home Loan Bank ("FHLB") stock. From time to time, investment levels may be increased or decreased depending upon yields available on investment alternatives, and management's projections as to the demand for funds to be used in the Company's loan originations, deposits and other activities.

        Mortgage-Backed Securities. The Company's mortgage-backed securities, which at March 31, 2004, totaled $38.1 million at estimated fair value, was comprised of Fannie Mae, Freddie Mac and GNMA mortgage-backed securities. The Company increased the mortgage-backed securities portfolio during the year ended March 31, 2004, to enhance the overall credit quality of the investment portfolio.

        State and Municipal Bonds. The Company's tax exempt and taxable municipal bond portfolio, which at March 31, 2004, totaled $3.0 million at estimated fair value, or $2.9 million at amortized cost, was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various housing authorities, hospitals, schools, water and sanitation districts and other authorities located in the State of Washington. At March 31, 2004, general obligation bonds and revenue bonds had total estimated fair values of $1.4 million and $1.6 million, respectively. Most of the municipal bonds are not rated by a nationally recognized credit rating agency such as Moody's or Standard and Poor's. Non-rated municipal bonds held in portfolio are generally comprised of housing bonds issued by various local housing authorities in the Company's market area. At March 31, 2004, the Company's municipal bond portfolio had a weighted average maturity of approximately five years and a weighted average coupon rate of 3.1%.

        Equity Securities. The Company's equity investments totaled $28,000 at fair value, or $15,000 at cost, at March 31, 2004. In prior years, the Company's equity portfolio consisted primarily of common stocks of companies included in the Standard and Poor's Average and the Company decided during fiscal 2004 to sell a majority of its holdings. At this time the Company does not anticipate investing in common stocks in the future.

        U.S. Government and Agency Obligations. The Company's portfolio of U.S. Government and agency obligations had a fair value of $28.8 million, or $28.5 million at amortized cost, at March 31, 2004. The longest term bond has an amortized cost of $1.0 million and a term to maturity of 2.9 years.

        Off Balance Sheet Derivatives. Derivatives include "off balance sheet" financial products whose value is dependent on the value of an underlying financial asset, such as a stock, bond, foreign currency, or a reference rate or index. Such derivatives include "forwards," "futures," "options" or "swaps." The Company generally has not invested in "off balance sheet" derivative instruments, although investment policies authorize such investments to hedge the saleable loan pipeline of EverTrust Bank. Commitments to sell loans with a notional balance of $886,000 at March 31, 2004 have a carrying value of $20,000, representing the fair value of such commitments. Commitments of $2.7 million


to originate loans at March 31, 2004, have a carrying value of $30,000. At March 31, 2003, the Company had commitments to sell loans with a notional balance of $3.0 million that had a carrying value of $64,000, representing the fair value of such commitments. Commitments of $6.3 million to originate loans at March 31, 2003, had a carrying value of $102,000.

        The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

	At March 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available for sale:
Investment securities:
U.S. Government Agency
obligations	$ 27,525	$ 27,769	$ 15,246	$ 15,479	$ 4,426	$ 4,515
Corporate obligations	--	--	500	501	9,363	9,537
Municipal obligations	1,931	1,947	2,346	2,382	3,896	3,929
Equity securities	15	28	1,642	1,270	3,304	3,154
Mortgage-backed securities	37,443	37,823	14,073	14,535	28,347	28,768
Total available for sale	$ 66,914	$ 67,567	$ 33,807	$ 34,167	$49,336	$49,903

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$ 1,001	$ 1,057	$ 1,002	$ 1,111	$ 1,003	$ 1,080
Corporate obligations	--	--	--	--	498	508
Municipal obligations	1,015	1,044	2,402	2,465	2,848	2,901
Mortgage-backed securities	295	318	396	423	606	636
Total held to maturity	$ 2,311	$ 2,419	$ 3,800	$ 3,999	$ 4,955	$ 5,126

Total	$ 69,225	$ 69,986	$ 37,607	$ 38,166	$ 54,291	$ 55,029


        The table below sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment portfolio at March 31, 2004.

	At March 31, 2004
	Amount Due or Repricing within:*
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Available for sale:
Investment securities:
U.S. Government Agency
obligations	$5,023	3.48%	$22,502	2.24%	$ --	--%	$ --	--%	$ 27,525	2.46%
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Municipal obligations	415	4.35	195	4.00	--	--	1,321	1.13	1,931	2.11
Equity securities	15	1.24	--	--	--	--	--	--	15	1.24
Mortgage-backed securities	463	5.78	8,327	3.36	16,956	3.88	11,697	3.84	37,443	3.77
Total available for sale	$5,916	3.72%	$31,024	2.55%	$16,956	3.88%	$13,018	3.56%	$66,914	3.19%

Held to maturity:
Investment securities:
U.S. Government Agency
obligations	$1,001	7.38%	$ --	--%	$ --	--%	$ --	--%	$ 1,001	7.38%
Corporate obligations	--	--	--	--	--	--	--	--	--	--
Municipal obligations	720	4.84	295	5.30	--	--	--	--	1,015	4.97
Equity securities	--	--	--	--	--	--	--	--	--	--
Mortgage-backed securities	--	--	--	--	--	--	295	7.99	295	7.99
Total held to maturity	$1,721	6.32%	$ 295	5.30%	$ --	--%	$ 295	7.99%	$ 2,311	6.32%

Total	$7,637	4.30%	$31,319	2.57%	$16,956	3.88%	$13,313	3.66%	$69,225	3.29%
______________
*	Yields on tax exempt obligations have been computed on a tax equivalent basis.

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

        At March 31, 2004, EverTrust Bank's deposit composition reflects a deposit mixture with certificates of deposit accounting for 46.9% of total deposits and negotiable order of withdrawal/checking accounts comprising a relatively modest 17.7% of total deposits.

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

        At March 31, 2004, the Bank had $96.4 million of jumbo certificates of deposit (balances of $100,000 or more), including $12.9 million in public unit funds which represents 2.4% of total deposits at March 31, 2004. EverTrust Bank is also authorized to utilize brokered deposits as a funding source, but has not done so to date. Management believes that its jumbo certificates of deposit and the use of brokered deposits present similar interest rate risk to its other deposit products.

        The following table sets forth information concerning the Bank's time deposits and other non-interest and interest-bearing deposits at March 31, 2004.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In thousands)

--%	N/A	Non-interest bearing accounts	$ 22,662	$ --	4.1%
0.56	N/A	Savings accounts	12,964	300	2.4
0.99	N/A	Checking accounts	96,463	300	17.7
1.26	N/A	Money market deposit accounts	157,850	1000	28.9

		Certificates of Deposit

1.39	1-11 months	Fixed-term, fixed-rate	35,575	500	6.5
1.76	12-23 months	Fixed-term, fixed-rate	96,355	500	17.6
2.87	24-35 months	Fixed-term, fixed-rate	28,240	500	5.2
3.93	36-59 months	Fixed-term, fixed-rate	22,956	500	4.2
5.28	60-156 months	Fixed-term, fixed rate	73,323	500	13.4
			256,449		46.9
		TOTAL	$ 546,388		100.00%


        The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of March 31, 2004. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$22,225
Over three through six months	14,955
Over six through twelve months	19,785
Over twelve months	39,474
Total	$96,439

        Deposit Flow. The following table sets forth the balances of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

	At March 31,
	2004			2003			2002
		Percent			Percent			Percent
		of	Increase/		of	Increase/		of
	Amount	Total	(Decrease)	Amount	Total	(Decrease)	Amount	Total
	(Dollars in thousands)

Savings accounts	$ 12,964	2.37%	$ 538	$ 12,426	2.44%	$ 673	$ 11,753	2.61%
Demand deposit accounts	119,125	21.80	36,369	82,756	16.28	17,230	65,526	14.57
Money market deposit accounts	157,850	28.89	24,264	133,586	26.28	2,674	130,912	29.12
Fixed-rate certificates which mature:
Within 1 year	151,000	27.64	(30,648)	181,648	35.75	14,233	167,415	37.24
After 1 year, but within 2 years	47,706	8.73	(3,111)	50,817	10.00	23,577	27,240	6.06
After 2 years, but within 5 years	45,877	8.40	5,673	40,204	7.91	2,789	37,415	8.32
Certificates maturing thereafter	11,866	2.17	5,034	6,832	1.34	(2,518)	9,350	2.08
Total	$546,388	100.00%	$38,119	$508,269	100.00%	$ 58,658	$449,611	100.00%

        Deposit Accounts. Deposit accounts consisted of the following at the dates indicated:

		At March 31,
	Weighted Average Rate at March 31, 2004	2004		2003
		Amount	%	Amount	%
		(Dollars in thousands)

Noninterest-bearing accounts	--%	$ 22,662	4.1%	$ 18,398	3.6%
Savings accounts	0.56	12,964	2.4	12,426	2.4
Checking accounts	0.99	96,463	17.7	64,358	12.7
Money market accounts	1.26	157,850	28.9	133,586	26.3
Time deposits by original term:
1 to 11 months	1.39	35,575	6.5	51,334	10.1
12 to 23 months	1.76	96,355	17.6	118,362	23.3
24 to 35 months	2.87	28,240	5.2	24,842	4.9
36 to 59 months	3.93	22,956	4.2	22,292	4.4
60 to 156 months	5.28	73,323	13.4	62,671	12.3
	3.03	256,449	46.9	279,501	55.0
	1.97%	$546,388	100.0%	$508,269	100.0%


        Deposit Activities. The following table sets forth the savings activities of the Bank for the periods indicated.

	Year Ended March 31,
	2004	2003	2002
	(In thousands)

Beginning balance	$ 508,269	$449,611	$397,643
Net deposits (withdrawals) before interest credited	26,190	45,077	35,749
Interest credited	11,929	13,581	16,219
Net increase in deposits	38,119	58,658	51,968
Ending balance	$546,388	$508,269	$449,611

        Borrowings. Deposits are the primary source of funds for EverTrust Bank's lending and investment activities and for general business purposes. EverTrust Bank has the ability to use advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements and to accomplish asset/liability management objectives. The FHLB of Seattle functions as a wholesale bank providing credit for savings and loan associations and certain other member financial institutions. As a member of the FHLB of Seattle, EverTrust Bank is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At March 31, 2004, the Bank maintained a committed credit facility with the FHLB of Seattle that provided for immediately available advances up to an aggregate of 35% of the Bank's total assets, or $264.6 million, of which $128.5 million was outstanding. In addition, EverTrust Bank has a total of $47.0 million in unsecured lines of credit from three commercial banks at March 31, 2004, of which none was outstanding at March 31, 2004.

        The following table sets forth information regarding FHLB advances by EverTrust Bank at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise. During the year ended March 31, 2004, average borrowings outstanding increased primarily to fund loan growth.

	For the Year Ended March 31,
	2004	2003	2002
	(Dollars in thousands)

Maximum amount of borrowings outstanding
at any month end	$ 128,531	$ 116,579	$ 129,338

Approximate average borrowings outstanding	$ 100,622	$ 108,230	$ 93,863

Approximate weighted average rate paid	4.88%	5.16%	5.45%

	At March 31,
	2004	2003	2002
	(Dollars in thousands)

Balance outstanding at end of period	$ 128,531	$ 100,984	$129,338

Weighted average rate paid	3.79%	5.19%	4.66%


Subsidiary Activities

        Subsidiaries of the Company. At March 31, 2004, the Company owned two subsidiaries: EverTrust Bank and MB Cap (Mutual Bancshares Capital, Inc.). In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of MB Cap to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment. The limited partnership will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners and is subject to approval by regulatory authorities. The investment in the Fund is recorded at fair value using the equity method, based on the percentage of ownership held in the Fund. MB Cap has committed to a total investment of $2.3 million. As of March 31, 2004, MB Cap has invested $2.3 million. The book value of the limited partnership investment, net of writedowns, at March 31, 2004 was $1.3 million compared to $1.2 million at March 31, 2003. There are no additional capital calls remaining as of March 31, 2004.

        Subsidiaries of EverTrust Bank. Sound Financial, Inc. is a wholly-owned subsidiary of EverTrust Bank. Sound Financial, Inc. serves as the Bank's trustee under deeds of trust taken in connection with lending activities.

        The Bank formed a Washington chartered trust company, EverTrust Asset Management ("ETAM"), in March 2001, which was internally capitalized on May 1, 2001. ETAM exercises personal trust powers, with the primary emphasis on investment management. In connection with the organization of EverTrust Asset Management, the Bank assembled a team of highly qualified individuals and firms experienced in trust operations, trust related legal counsel and regulatory compliance. At March 31, 2004, assets under management totaled $185.0 million compared to $111.9 million at March 31, 2003.

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

New Legislation.

        Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by the President of the United States on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act"), including EverTrust.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.


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

        Gramm-Leach-Bliley Act. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

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


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

        The USA Patriot Act. In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

        Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

        - All financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

        - Financial institutions establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

        - Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.


        - Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

        The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of March 31, 2004, the Company's total risk based capital was 14.0% of risk-weighted assets and its risk based capital of Tier 1 (core) capital was 12.8% of risk-weighted assets.

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


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

        The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, EverTrust Bank qualified for the lowest rate on its deposits for calendar 2003, and therefore paid no deposit insurance assessments.

        In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. For the first quarter of 2004, the annualized rate was 1.54 cents per $100 of insured deposits.

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


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

        At March 31, 2004, EverTrust Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

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

        The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. EverTrust Bank calculated its leverage ratio to be 9.4% as of March 31, 2004. EverTrust Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

        FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. EverTrust Bank has calculated its total risk-based ratio to be 11.5% as of March 31, 2004, and its Tier 1 risk-based capital ratio to be 10.2%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.


        The table below sets forth EverTrust Bank's capital position relative to the FDIC capital requirements at March 31, 2004. The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At March 31, 2004
		Percent of Adjusted
	Amount	Total Assets(1)
	(In thousands)

Tier 1 (leverage) capital	$ 70,581	9.4%
Tier 1 (leverage) capital requirement	30,034	4.0
Excess	$40,547	5.4%

Tier 1 risk adjusted capital	$70,581	10.2%
Tier 1 risk adjusted capital requirement	27,679	4.0
Excess	$42,902	6.2%

Total risk-based capital	$79,205	11.5%
Total risk-based capital requirement	55,099	8.0
Excess	$24,106	3.5%
_______________
(1)	For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $755.1 million for EverTrust Bank. For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $689.0 million for EverTrust Bank.

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

        Washington State recently enacted a new law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity. In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers


of national banks, subject to the approval of the Director in certain situations. The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

        Federal Home Loan Bank System. The FHLB of Seattle serves as a wholesale bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, EverTrust Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2004, EverTrust Bank held stock in the FHLB of Seattle in the amount of $6.7 million and had advances totaling $128.5 million, which mature in 2004 through 2020 at interest rates ranging from 1.1% to 6.9%. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

        Federal Reserve System. The Federal Reserve Board requires under Regulation D that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts in the amount of 3% on amounts of $37.3 million or less, plus 10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2004, EverTrust Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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


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


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

Personnel

        At March 31, 2004, the Company had five employees and EverTrust Bank had 155 employees. The employees are not represented by a collective bargaining unit and management believes that the relationship with their employees is good.

Item 2. Properties

        At March 31, 2004 EverTrust and EverTrust Bank operate 12 full-service banking facilities, six of which are owned and six of which are leased, and two loan production offices which are leased. Management believes that the premises occupied by EverTrust and EverTrust Bank are well-located and suitably equipped to serve as financial services facilities. EverTrust Bank also operates ten proprietary automated teller machines that are part of a nationwide cash exchange network, all of which are located at certain offices of EverTrust Bank. EverTrust and EverTrust Bank also occupy administrative, subsidiary and operational support facilities located in Everett and Kent, Washington. The Bank also leases a facility in Seattle, Washington for its trust and wealth management operations and loan production offices in Tacoma, Washington and Portland, Oregon. See Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information related to EverTrust and EverTrust Bank's properties and other fixed assets.

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


Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock is traded on the Nasdaq National Market under the symbol "EVRT". As of March 31, 2004, there were 6,890,160 shares of common stock outstanding and approximately 1,841 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers. In December 2003, the Company's Board of Directors approved a three-for-two stock split effective in January 2004. All share numbers, prices, earnings per share amounts and dividends paid have been restated to reflect the stock split.

Dividend Policy

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

        The following table sets forth the market price range of the Company's common stock for the years ended March 31, 2004 and 2003. This information was provided by the Nasdaq National Market.

Year		High	Low	Dividends

2004	First Quarter	$16.853	$15.133	$0.080
	Second Quarter	19.433	15.267	0.100
	Third Quarter	21.333	17.613	0.110
	Fourth Quarter	21.173	17.700	0.110

2003	First Quarter	$12.773	$11.667	$0.077
	Second Quarter	13.660	11.033	0.077
	Third Quarter	14.820	11.900	0.077
	Fourth Quarter	15.987	14.273	0.080

Stock Repurchases

        In January 2003, the Company announced that its Board of Directors had authorized its eigth stock repurchase plan for the repurchase of up to 10% (approximately 735,000 shares) of the Company's outstanding common stock. At March 31, 2004, the Company had repurchased 6.6 million shares of its common stock since its initial stock repurchase plan was approved in January 2000.


        The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2004.

Issuer Purchases of Equity Securities
(d)
Maximum
			(c)	Number (or
			Total Number	Approximate
			of Shares	Dollar Value)
			(or Units)	of Shares (or
	(a)		Purchased as	Units that May
	Total	(b)	Part of	Yet to Be
	Number of	Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
	Units)	per Share	Plans or	Plans or
Period	Purchased	(or Unit)	Programs	Programs

January 1, 2004 - January 31, 2004	48,929	$20.00	48,929	237,796

February 1, 2004 - February 29, 2004	53,576	19.69	53,576	184,220

March 1, 2004 - March 31, 2004	43,255	19.85	43,255	140,965

Total	145,760	$19.84	145,760	140,965

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

	At March 31,
	2004	2003	2002	2001	2000
	(In thousands)
FINANCIAL CONDITION DATA:

Total assets	$770,072	$706,163	$675,809	$602,403	$555,212
Investment securities	69,878	37,967	54,858	71,661	108,054
Loans receivable, net	661,756	600,200	574,646	483,117	416,116
Deposit accounts	546,388	508,269	449,611	397,643	382,986
Borrowings	128,531	100,984	129,338	80,344	34,423
Total equity	90,579	91,695	92,824	120,146	133,529

(table continued on following page)

	At March 31,
	2004	2003	2002	2001	2000
OPERATING DATA:

Interest income	$ 43,174	$ 45,936	$47,033	$46,472	$38,434
Interest expense	16,831	19,283	21,333	23,048	18,832
Net interest income	26,343	26,653	25,700	23,424	19,602
Provision for loan losses	525	390	1,500	1,005	810
Net interest income after provision for
loan losses	25,818	26,263	24,200	22,419	18,792
Other operating income	6,274	5,747	3,343	2,632	1,290
Other operating expenses	20,528	22,467	19,369	17,403	19,696
Income before income taxes	11,564	9,543	8,174	7,648	386
Provision for income taxes	4,518	2,702	2,595	2,291	(186)
Net income	$ 7,046	$ 6,841	$ 5,579	$ 5,357	$ 572

Net income per common share:
Basic	$ 1.01	$ 0.96	$ 0.65	$ 0.47	nm(1)
Diluted	$ 0.95	$ 0.90	$ 0.63	$ 0.47	nm(1)

OTHER DATA:

Number of:
Loans outstanding	3,673	4,250	4,503	4,352	4,119
Deposit accounts	28,923	31,081	30,048	30,176	30,404
Full service banking offices	12	13	12	12	12
Dividends paid	$ 2,850	$ 2,318	$ 2,593	$ 2,595	$ 448
__________
(1)	Earnings per share calculations are not meaningful as the Company converted from a mutual to a public company on September 30, 1999.

	At or For
	Year Ended March 31,
	2004	2003	2002	2001	2000
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on assets(1)	0.96%	1.00%	0.91%	0.93%	0.11%
Return on equity(2)(7)	7.63	7.37	5.12	4.20	NM
Equity-to-assets ratio(3)	12.59	13.53	17.69	22.25	18.47
Interest rate spread (4)	3.26	3.48	3.40	2.96	3.08
Net interest margin(5)	3.66	3.97	4.25	4.17	3.97
Average interest-earning assets to
average interest-bearing liabilities	117.19	117.08	124.11	129.33	123.32
Other operating expenses as a percent
of average total assets	2.8	3.27	3.14	3.03	3.89
Efficiency ratio (6)(7)	62.79	69.12	66.4	66.29	NM
Dividend payout ratio (8)	40.45	33.88	46.48	48.44	78.32
	At or For
	Year Ended March 31,
	2004	2003	2002	2001	2000

Capital Ratios:
Leverage	11.80	12.80	14.00	19.70	24.90
Tier 1 risk-based	12.80	14.80	14.60	22.50	27.90
Total risk-based	14.00	16.10	15.80	23.70	29.20

Asset Quality Ratios:
Nonaccrual and 90 days or more
past due loans as a percent
of total loans, net	0.60	0.04	--	0.27	0.10
Nonperforming assets as a percent
of total assets	0.56	0.03	0.08	0.23	0.07
Allowance for losses as a percent
of gross loans receivable	1.35	1.46	1.50	1.51	1.53
Allowance for loan losses as a percent
of nonperforming loans	227.53	3955.31	37,173.55	572.23	1593.12
Net charge-offs to average
outstanding loans	0.08	0.03	0.03	0.01	--
______________
(1)	Net earnings divided by average total assets.
(2)	Net earnings divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.
(7)	Calculations are not meaningful for the year ended March 31, 2000 given the Company went public on September 30, 1999 and the one time charitable contribution expenses of $5.2 million made during the second quarter.
(8)	Dividends paid as a percentage of net income.

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


The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and policies concerning monetary and fiscal affairs, housing and financial institutions and the attendant actions of the regulatory authorities.

Critical Accounting Policies

        Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's financial statements. These policies relate to the methodology for the determination of the allowance for loan losses, the fair value of mortgage servicing rights and the valuation of real estate owned , which are described in greater detail below:

Reserve For Loan Losses. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance, and unallocated allowance. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

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

Mortgage Servicing Rights. Originated servicing rights, reported within prepaid expenses and other assets, are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total costs of the mortgage loans are allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated
future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance. Such amounts are not material at March 31, 2004 and 2003.

In order to determine the fair market value of servicing rights, the Bank uses a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate, and anticipated prepayment speeds. During fiscal 2004, the Company contracted with a third party vendor to value its servicing rights and compared the results to its own valuation model. The Company anticipates continuing to use the third party vendor as a basis for comparison in future periods.

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

Real Estate Owned. Real estate owned ("REO") includes properties acquired through foreclosure that are transferred to REO. These properties are initially recorded at the lower of cost or fair value. Write-downs that result from the ongoing periodic valuation of the foreclosed properties are charged to other expenses in the period in which they are identified. Gains or losses at the time the property is sold are charged or credited to other income in the period in which they are realized. The amounts the Company will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Company or because of changes in the Company's strategy for recovering its investments.

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

        EverTrust Bank's strategy is to operate as a community-based, retail oriented financial institution offering a wide variety of banking products, delivered and distinguished by providing a superior level of customized service to individuals. EverTrust Bank attracts retail deposits and generates real estate secured loans through its 12 full service banking offices and its two loan production offices using repeat business, targeted marketing, customer cross-selling, referrals and its longstanding reputation in its market area as a primary means of meeting this strategy. EverTrust Bank


strives to serve a niche base of higher balance transaction account customers by offering tiered, interest-bearing products, versus a mass market strategy that seeks lower balance/no interest/high fee transaction accounts. In addition to offering multi-family and commercial real estate loans, the Bank focuses on construction and land development loans, and to a much lesser extent, one- to- four family real estate loans. Since single family lending has become a commodity product, EverTrust Bank has sought to diversify its lending activities by emphasizing real estate construction, multi-family and commercial lending. This diversification has allowed for continued customization of its lending products in a highly competitive environment. The Bank established a commercial mortgage banking group in July 2001, in an effort to increase non-interest fee revenue through commercial mortgage banking and servicing activities. Additional lending officers were added to the group in fiscal 2004 to enhance this objective. In addition to brokering loans to life insurance companies, the group arranges loan participations with correspondent lenders in an effort to diversify credit risk, enhance loan yields and generate servicing fee income. To a lesser extent, the Bank also originates business loans and consumer loans through a broadened product line with an emphasis on quality service. See Item 1, "Business -- Lending Activities."

        In connection with the merger of the Company's former bank subsidiary, Commercial Bank of Everett, with and into EverTrust Bank in February 2001, the Bank established a business and private banking group primarily focused on serving the needs of the Bank's business banking clients with a high level of customer service. This group provides banking services directly at the client's place of business, including lending and non-cash deposit activities, to the greatest extent possible. As part of the Bank's internal referral system, business and private banking clients are seamlessly referred to appropriate staff within the Bank that specialize in multi-family, commercial real estate and one-to-four family residential loans, as well as other banking and investment products and services. The business and private banking group generally targets business clients with annual revenues up to $10 million, but will also consider relationships outside of this range.

        The Bank expanded its business banking group by opening a new business and private banking office in Seattle, Washington in May 2002 and by increasing its business banking network throughout all of the Bank's offices in Snohomish County, Washington. A primary objective of the group is to generate non-interest bearing and other low-cost core deposits through its business banking and cash management products and services. See Item 1, "Business -- Lending Activities." In fiscal 2003, the Bank re-branded its business and private banking group as the private client group. The private client group also includes EverTrust Asset Management.

        The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to enhance the performance of EverTrust Bank, and expand and diversify the consolidated operations of the Company across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Conversion and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time.

Comparison of Financial Condition at March 31, 2004 and March 31, 2003

        Total assets increased 9.1% from $706.2 million at March 31, 2003 to $770.1 million at March 31, 2004, primarily as a result of an increase in deposits and borrowings used to fund the increase in loans receivable, net, and the investment portfolio, partially offset by a decrease in the Company's cash and cash equivalents.

        Cash and cash equivalents decreased 59.8% from $37.3 million at March 31, 2003 to $15.0 million at March 31, 2004, primarily as a result of funding the loan and investment growth, which provided increased yields over cash and cash equivalents.

        Securities available for sale increased 97.8% from $34.2 million at March 31, 2003 to $67.6 million at March 31, 2004. The large increase reflects the Company's desire to enhance the investment portfolio with lower risk securities of short to medium term duration. These high credit quality investments can also be used to collateralize FHLB of Seattle borrowings. Management intends to place most new investment purchases in the available for sale category which allows


for active management of the securities portfolio to meet liquidity and asset/liability management needs. See Item 1, "Business -- Investment Activities."

        Loans receivable, net, increased 10.3% from $600.2 million at March 31, 2003 to $661.8 million at March 31, 2004, primarily as a result of commercial real estate construction and permanent loans and multifamily residential loans increases totalling $60.9 million from March 31, 2003 to March 31, 2004. Business loans decreased $16.5 million from $40.4 million at March 31, 2003 to $23.9 million at March 31, 2004, the result of the Company intentionally disengaging some specific customers and narrowing its target lending market.

        Loans held for sale on the secondary market were approximately $886,000 at March 31, 2004 a decrease of $3.9 million from $4.8 million at March 31, 2003. The decrease in loans held for sale is the result of a reduction in the secondary mortgage pipeline from lower refinancing activity.

        Premises and equipment, net, decreased approximately $1.9 million from $9.1 million at March 31, 2003 to $7.2 million at March 31, 2004, as a result of depreciation expense associated with prior year purchases and the sale of the Smokey Point branch, partially offset by additions. For the years ended March 31, 2004 and 2003, depreciation expense was $1.6 million and $1.7 million, respectively. See Item 2, "Properties."

        Total deposits of EverTrust increased approximately $38.1 million, or 7.5%, from $508.3 million at March 31, 2003 to $546.4 million at March 31, 2004. The change is primarily the result of increases in money market and transaction accounts of $60.6 million from a combined $216.3 million at March 31, 2003 to $277.0 million at March 31, 2004, partially offset by a $23.1 million decrease in time deposits from $279.5 million at March 31, 2003 to $256.4 million at march 31, 2004. The net increase in deposits from March 31, 2003 to March 31, 2004 is generally attributable to EverTrust Bank's targeted deposit growth marketing and an increased emphasis in attracting business deposits. The improved equity market condition over the last twelve months appears to have softened customer demand for insured deposits, which dampened deposit growth.

        Federal Home Loan Bank advances and other borrowings increased $27.5 million or 27.3% from $101.0 million at March 31, 2003 to $128.5 million at March 31, 2004. The larger balance in borrowings since March 31, 2003 is attributable to the increase in outstanding loans.

        Total equity decreased approximately $1.1 million at March 31, 2004 to $90.6 million compared to $91.7 million at March 31, 2003. Earnings of $7.0 million for the year ended March 31, 2004 were more than offset by the repurchase of shares of the Company's common stock for $9.3 million and dividends paid of $2.9.

Comparison of Operating Results for the Years Ended March 31, 2004 and 2003

        Net Income. Net income increased approximately $205,000 from $6.8 million for the year ended March 31, 2003 to $7.0 million for the year ended March 31, 2004. The increase is due primarily to a $1.9 million reduction in non interest expenses, offset in part by the $445,000 decrease in net interest income after provision for loan losses and a $1.8 million increase in income tax expense. The large increase in income tax expense is due primarily to a $450,000 valuation allowance taken against the Company's charitable contribution deferred asset and an increase in the effective tax rate due to the expiration of low income housing tax credits and the Company's ESOP plan.

        Net Interest Income. Net interest income decreased $310,000 from $26.7 million for the year ended March 31, 2003 to $26.3 million for the year ended March 31, 2004. The change is due primarily to the lower yield on interest earning assets offset in part by the lower expense on interest bearing liabilities.

        Interest income decreased $2.8 million to $43.2 million for the year ended March 31, 2004, compared to $45.9 million for the same period in 2003. The average balance of interest-earning assets increased from $671.4 million for the year ended March 31, 2003 to $719.5 million for the year ended March 31, 2004 resulting in an increase of approximately $2.6 million in income. The yield on interest-earning assets decreased from 6.84% for the year ended March 31, 2003 to 6.00% for the same period in 2004 resulting in a decrease to income of $4.8 million.  Increased


balances were due to increased loan volumes, which were funded by cash and cash equivalents, proceeds received from sales and maturities of securities and increased borrowings. The decrease in the yield on interest-earning assets is due primarily to the lower interest rate environment resulting in the payoff of higher rate loans and downward interest rate adjustments on variable rate loans.

        Interest expense decreased $2.5 million for the year ended March 31, 2004 compared to the same period in 2003. The average balance of interest-bearing liabilities increased 7.1% or $40.5 million from $573.5 million at March 31, 2003 to $614.0 million for the year ended March 31, 2004 resulting in an increase of $416,000 in expense. This increase was offset by a $2.7 million decrease in expense as a result of a decrease in the rates on interest-bearing liabilities from 3.36% for the year ended March 31, 2003 to 2.74% for the same period in 2004. The reduction is due to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewal time deposits. The average balance of borrowings comprised 16.2% of interest-bearing liabilities for the year ended March 31, 2004 compared to 19.7% for the same period in 2003.

        Provision for Loan Losses. For the year ended March 31, 2004, the provision for loan losses was 525,000, compared to $390,000 for the same period in 2003, an increase of $135,000, or 34.6%. The allowance for loan losses was $9.0 million for the year ended March 31, 2004 and March 31, 2003. The allowance for loan losses as a percentage of net loans (loans receivable excluding allowance for losses) was 1.35% at March 31, 2004, compared to 1.46% at March 31, 2003. Net loan charge-offs for the year ended March 31, 2004 were $458,000 compared to $165,000 in the year earlier.

        Non-interest Income. Non-interest income increased $527,000 to $6.3 million for the year ended March 31, 2004 compared to the same period in 2003. The growth in non-interest income was primarily the result of the $424,000 gain on the sale of a bank branch. In addition, management fees from ETAM were $1.0 million for the year ended March 31, 2004 compared to $586,000 for the year ended March 31, 2003. The increase from the prior period in ETAM management fees was due to increased assets under management. These increases were partially offset by a reduction in the gain on the sale of one-to-four family loans for the year ended March 31, 2004 of $380,000, from $1.2 million in 2003 to $779,000 for the year ended March 31, 2004. The reduction is due to a decrease in the volume of secondary market transactions.

        Loan modification fees decreased $173,000 from $627,000 for the year ended March 31, 2003 to $454,000 for the twelve months ended March 31, 2004. The decrease was due to a lower number of loan renewals and extensions.

	Year Ended March 31,
	2004	2003
	(In thousands)

Brokered loan fees	$ 662	$ 716
ETAM management fees	1,006	586
Loan modification fees	454	627
Gain (loss) on sale of securities	(44)	(84)
Gain on sale of loans	779	1,159
Service fees and other, net	3,417	2,743
Total noninterest income	$6,274	$ 5,747

        Non-interest Expense. Non-interest expense decreased approximately $2.0 million from $22.5 million for the year ended March 31, 2003 to $20.5 million for the same period in 2004. $577,000 of the decrease was due to the recording of an investment write-down during the year ended March 31, 2003. Lower depreciation expense on fully depreciated equipment and lower marketing expense due to timing of marketing activities also contributed to the decline. In addition, during the year ended March 31, 2004, the Company released the final installment of shares associated with its ESOP plan that was part of EverTrust's conversion to a public company. As a result, compensation expense associated with the plan of approximately $200,000 per quarter ended at December 31, 2003.


        Information processing costs increased $36,000 from the year ended March 31, 2003 to $1.5 million for the same period in 2004. The small increase is primarily the result of additional software depreciation associated with the addition of the client contact center.

        Provision for Income Taxes. Federal income taxes increased $1.8 million from $2.7 million for the year ended March 31, 2003 to $4.5 million for the year ended March 31, 2004. The large increase is primarily due to a $450,000 valuation allowance booked against the Company's charitable contribution deferred tax asset. The deferred tax asset was generated from contributions EverTrust made in fiscal 1999 and 2000 to its charitable foundation. The annual federal income tax deduction for charitable contributions is limited to 10% of taxable income per year, and any unused amount of the deduction can be carried forward for a period of up to five years after the contribution is made. At this time the Company does not believe it will be able to use the entire amount of the tax asset. In addition, the Company's effective tax rate increased in the year ended March 31, 2004 due to the expiration of low income housing tax credits at March 31, 2003.

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


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

	Year Ended March 31,
	2004			2003			2002
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$621,517	$40,588	6.53%	$598,963	$ 42,798	7.15%	$532,112	$43,021	8.08%
Investment securities	60,975	1,974	3.24	45,608	2,437	5.34	62,379	3,507	5.62
Federal Home Loan Bank stock	6,460	315	4.88	6,085	388	6.38	4,875	333	6.83
Cash and cash equivalents	30,538	297	0.97	20,723	313	1.51	6,040	172	2.85
Total interest-earning assets	719,490	43,174	6.00	671,379	45,936	6.84	605,406	47,033	7.77

Noninterest-earning assets	14,531			14,671			10,693

Total average assets	$734,021			$686,050			$616,099

Interest-bearing liabilities:
Savings accounts	$ 12,616	$ 92	0.73	$ 11,721	$ 142	1.21	$ 10,760	$ 230	2.14
Checking accounts	84,376	919	1.09	58,088	801	1.38	35,680	719	2.02
Money market deposit accounts	145,929	1,978	1.36	129,717	2,508	1.93	129,854	3,905	3.01
Time deposits	271,674	8,940	3.29	261,243	10,130	3.88	218,143	11,365	5.21
Total deposits	514,595	11,929	2.32	460,769	13,581	2.95	394,437	16,219	4.11
Borrowings	99,365	4,902	4.93	112,685	5,702	5.06	93,375	5,114	5.48
Total interest-bearing
liabilities	613,960	16,831	2.74	573,454	19,283	3.36	487,812	21,333	4.37

Noninterest-bearing liabilities	27,663			19,755			19,315

Total average liabilities	641,623			593,209			507,127

Average equity	92,398			92,841			108,972

Total liabilities and equity	$734,021			$686,050			$616,099

Net interest income		$26,343			$ 26,653			$25,700
Interest rate spread			3.26%			3.48%			3.40%
Net interest margin			3.66%			3.97%			4.25%
Ratio of average interest-earning
assets to average interest-
bearing liabilities		117.19%			117.08%			124.11%

_________________________
(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.


Rate/Volume Analysis

        The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to effects on interest income attributable to changes in volume, which are changes in volume multiplied by prior rate; effects on interest income attributable to changes in rate, which are changes in rate multiplied by prior volume; and changes in rate/volume, which are changes in rate multiplied by change in volume. Changes attributable to the combined affect of rate and volume have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Year Ended March 31,				Year Ended March 31,
	2004 Compared to Year				2003 Compared to Year
	Ended March 31, 2003				Ended March 31, 2002
	Increase (Decrease)				Increase (Decrease)
	Due to				Due to
			Rate/				Rate/
	Rate	Volume	Volume	Total	Rate	Volume	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net (1)	$ (3,683)	$ 1,612	$ (139)	$(2,210)	$ (5,000)	$ 5,405	$ (628)	$ (223)
Investment securities	(960)	821	(324)	(463)	(174)	(943)	47	(1,070)
Federal Home Loan Bank stock	(91)	24	(6)	(73)	(22)	83	(5)	56
Interest-bearing deposits	(111)	148	(53)	(16)	(81)	418	(196)	141

Total net change in income on interest-earning assets	$ (4,845)	$ 2,605	$ (522)	$(2,762)	$ (5,277)	$ 4,963	$ (782)	$(1,096)

Interest-bearing liabilities:
Savings accounts	$ (57)	$ 11	$ (4)	$ (50)	$ (100)	$ 21	$ (9)	$ (88)
Checking accounts	(168)	362	(76)	118	(227)	452	(143)	82
Money market deposit accounts	(750)	313	(94)	(531)	(1,394)	(4)	1	(1,397)
Time deposits	(1,533)	404	(61)	(1,190)	(2,906)	2,245	(574)	(1,235)
Total average deposits	(2,508)	1,090	(235)	(1,653)	(4,627)	2,714	(725)	(2,638)
Federal Home Loan Bank advances	(143)	(674)	17	(800)	(389)	1,058	(80)	589

Total net change in expense on
interest-bearing liabilities	$(2,651)	$ 416	$ (218)	$(2,452)	$ (5,016)	$ 3,772	$ (805)	$(2,049)

Net change in net interest
income				$ (310)				$ 953
________________
(1)	Average loans includes non-performing loans and loans held for sale. Interest income does not include interest on loans 90 days or more past due.


Yields Earned and Rates Paid

        The following table sets forth, on a consolidated basis, for the periods and at the dates indicated, the weighted average yields earned on the Company's assets and the weighted average interest rates paid on the Company's liabilities, together with the net yield on interest-earning assets.

		For the Year
	At March 31,	Ended March 31,
	2004	2004	2003	2002
Weighted average yield on
Loans receivable, net (1)	6.00%	6.53%	7.15%	8.08%
Investment securities	2.82	3.24	5.34	5.62
Federal Home Loan Bank stock	4.74	4.88	6.38	6.83
Cash and cash equivalents	0.93	0.97	1.51	2.85
Total interest-earning assets	5.72	6.00	6.84	7.77

Weighted average rate paid on:
Savings accounts	0.56	0.73	1.21	2.14
Checking accounts	0.99	1.09	1.38	2.02
Money market deposit accounts	1.26	1.36	1.93	3.01
Time deposits	3.03	3.29	3.88	5.21
Total average deposits	1.97	2.32	2.95	4.11
Federal Home Loan Bank advances	3.79	4.93	5.06	5.48
Total interest-bearing liabilities	2.32	2.74	3.36	4.37

Interest rate spread	3.14	3.26	3.48	3.40

Net interest margin	3.49	3.66	3.97	4.25
________________________
(1)	Weighted average rate earned on loans does not include earnings from deferred loan fees at March 31, 2004. Earnings from the amortization of loan fees was included in the weighted average rate calculations for the years ended March 31, 2004, 2003 and 2002.

Asset and Liability Management and Market Risk

        Risks When Interest Rates Change. The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings. The slope of the yield curve, changes in the relationship of market rates, and how quickly interest rates change affect the sensitivity of net interest income to changes in interest rates.

        The net interest margin is expected to contract when interest rates rise because the repricing period of assets is longer than the repricing period of liabilities. Conversely, the net interest margin will tend to expand when interest rates fall.


        The following table sets forth at March 31, 2004, the estimated percentage change in EverTrust Bank's net interest income over a four-quarter period and market value of portfolio equity based on the indicated changes in interest rates.

	Estimated Change in
Change (In Basis Points ("bp"))	Net Interest Income	Economic Value of
in Interest Rates (1)	(next four quarters)	Portfolio Equity

200	(8.9)%	(12.1)%
100	(5.0)	(6.8)
0	--	--
(100)	6.4	5.2
______________
(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

        The assumptions used by management to evaluate the vulnerability of EverTrust's income and capital to changes in interest rates in the preceding table are described below. Although management believes these assumptions are reasonable, the interest rate sensitivity of EverTrust's assets and liabilities and the estimated effects of changes in interest rates on EverTrust's net interest income and market value of portfolio equity indicated in the preceding table could be different than actual experience if the actual results differ from the assumptions made.

        Key assumptions are made about the expected prepayment of loans in different interest rate environments and the repricing frequency of deposit accounts with managed interest rates and no defined maturity like money market accounts. Prepayments for loans are based on management's evaluation of its current loan portfolio. Prepayments are assumed to increase when market rates decline and decrease as market rates increase. Management assumes that non-maturity deposits will have rate adjustments not directly proportionate to the change in market interest rate and that lag changes in market rates. These assumptions are based upon management's analysis of its customer base, competitive factors and historical review of EverTrust's deposit mix.

        Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, certain assets, such as adjustable rate mortgage loans, have periodic caps and lifetime ceilings and floors which may restrict changes in interest rates in certain interest rate environments. Most of the banks mortgage loans have lifetime floors and ceilings. The ceilings are typically set at 6% - 8% over the initial rate on the loan. If rates increase substantially the ceilings could have a material adverse impact on net interest income. Conversely, when rates decrease the lifetime floors can have a material positive impact on net interest income.

        The net interest income table presented above is predicated upon a stable balance sheet with no growth or change in asset or liability mix. The economic value of portfolio equity includes existing assets and liabilities with no new future business added. In addition, the net value is calculated based upon the present value of discounted cash flows. The net interest income table is based upon a cash flow simulation of EverTrust Bank's assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Also, changes in market rates in the designated amounts accompanied by a change in the shape of the yield curve would cause changes to the net market value and net interest income other than those indicated above.

        Management sets risk tolerance limits for net interest income and economic value at risk. Risk has been managed to be within management's risk tolerances. Net interest income at risk has increased somewhat from last year primarily because of a higher proportion of market-rate deposits and short-term borrowings. Net economic value at risk has decreased somewhat primarily because the expected repricing term of the loan portfolio is shorter.


        How the Company Manages Its Risk of Interest Rate Changes. The Company does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, however, no such hedges were in place at March 31, 2004. Furthermore, the Company has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business. For information regarding the sensitivity to interest rate risk of the Company's interest-earning assets and interest-bearing liabilities, see the tables under Item 1, "Business -- Lending Activities -- Loan Maturity and Repricing," "-- Investment Activities" and "-- Deposit Activities and Other Sources of Funds -- Deposit Accounts -- Time Deposits by Maturities."

        The Company has sought to reduce the exposure of its earnings and economic value to changes in market interest rates by emphasizing the origination of loans with interest rates that adjust periodically with changes in market interest rates. The Company uses FHLB borrowings to help manage exposure to interest rates. FHLB borrowings are purchased with terms that correspond with the repricing timeframes of loans.

        Should the Company deem it necessary to engage in additional hedging activities Board-approved policies and procedures would be implemented which would comply with all relevant regulations.

Liquidity and Capital Resources

        Cash flows from financing activities totaled $56.4 million during the year ended March 31, 2004 compared to $21.6 million during 2003. Operating activities for the year ended March 31, 2004 provided net cash of $14.8 million compared to $6.6 million for the year ended March 31, 2003. The Company used $93.5 million in cash for investing during the year ended March 31, 2004, compared to $10.1 million in 2003.

        The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and securities, and FHLB of Seattle advances. While maturities and scheduled amortization of loans and securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

        The primary investing activity of the Company is the origination of commercial real estate loans as well as commercial construction loans, business loans and residential (including multi-family) mortgage loans. During the years ended March 31, 2003 and 2004, the Company originated $435.6 million and $498.9 million in total loans, respectively.

        A secondary, but increasing activity of the Company is the origination of business loans. During the years ended March 31, 2003 and 2004, the Company originated $40.0 million and $30.1 million of these loans, respectively. Other investing activities during these periods include the purchase of investment securities to provide liquidity and yield. These activities were funded primarily by principal repayments on loans and deposits.

        In addition, another investing activity of the Company has been the repurchase of stock. For information regarding the Company's repurchase of it outstanding common stock, see "Regulation -- the Company -- Stock Repurchases."

        EverTrust Bank must maintain adequate levels of liquidity in both the short and long term, to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The sources of funds include deposits and principal and interest payments from loans and investments and FHLB of Seattle advances. During fiscal years 2003 and 2004, EverTrust Bank used these sources of funds primarily to fund loan commitments and to pay maturing certificates of deposits and deposit withdrawals. At March 31, 2004, EverTrust Bank had loan commitments, excluding loans in process, of $2.7 million.

        At March 31, 2004, the Company had $653,000 of net unrealized gains and losses on securities classified as available for sale, which represented one percent of the amortized cost basis, or $66.9 million, of the related securities. Movements in market interest rates will affect the unrealized gains and losses in these securities. However, assuming


that the securities are held to their individual dates of maturity, even in periods of increasing market interest rates, as the securities approach their dates of maturity, the unrealized gain or loss will begin to decrease and eventually be eliminated.

        At March 31, 2004, certificates of deposit amounted to $256.4 million, or 46.9%, of the Bank's total deposits, including $151.0 million which were scheduled to mature by March 31, 2005. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management of the Bank believes it has adequate resources to fund all loan commitments by deposits and, if necessary, FHLB of Seattle advances and sale of mortgage loans and that it can adjust the offering rates of savings certificates to retain deposits in changing interest rate environments.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1 of the Notes to Consolidated Financial Statements included in Item 8 hereof). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN No. 45 are


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

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amend-ment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 eliminates extraordinary accounting treat-ment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's financial statements.

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

        See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.


Contractual Obligations

        In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the Federal Home Loan Bank of Seattle, and lease obligations for facilities. See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2004:

	Less than One Year	One to Three Years	Three to Five Years	Thereafter	Total
	(In thousands)

Time deposits	$151,000	$60,706	$32,877	$11,866	$256,449
FHLB advances	65,750	34,250	16,600	11,931	128,531
Operating lease obligations	1,203	2,389	1,852	4,350	9,794
Total	$217,953	$97,345	$51,329	$28,147	$394,774

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The Bank makes personal, commercial, and real estate lines of credit available to customers but does not issue stand by letters of credit or financial guarantees.

        Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information.

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


Item 8. Financial Statements and Supplementary Data

EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Financial Condition as of March 31, 2004 and 2003	55
Consolidated Statements of Operations For the Years Ended
March 31, 2004, 2003 and 2002	56
Consolidated Statements of Comprehensive Income For the
Years Ended March 31, 2004, 2003 and 2002	58
Consolidated Statements of Changes in Stockholders' Equity For the
Years Ended March 31, 2004, 2003 and 2002	59
Consolidated Statements of Cash Flows For the Years Ended
March 31, 2004, 2003 and 2002	60
Notes to Consolidated Financial Statements	62


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
EverTrust Financial Group, Inc.
Everett, Washington

We have audited the accompanying consolidated statements of financial condition of EverTrust Financial Group, Inc. and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP
May 10, 2004


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2004 AND 2003
(Amounts in thousands, except share amounts)

ASSETS	2004	2003

ASSETS:
Cash and cash equivalents, including interest-bearing deposits
of $1,000 and $27,415	$14,995	$37,259
Securities available for sale, amortized cost of $66,914 and $33,807	67,567	34,167
Securities held to maturity, fair value of $2,419 and $3,999	2,311	3,800
Federal Home Loan Bank stock--at cost	6,650	6,334
Loans receivable, net of allowances of $9,046 and $8,979	661,756	600,200
Loans held for sale, fair value of $907 and $4,813	886	4,755
Accrued interest receivable	3,301	3,280
Premises and equipment--net	7,206	9,074
Real estate owned	375
Prepaid expenses and other assets	5,025	7,294

TOTAL	$770,072	$706,163

LIABILITIES AND EQUITY

LIABILITIES:
Deposit accounts	$546,388	$508,269
Federal Home Loan Bank advances and other borrowings	128,531	100,984
Accounts payable and other liabilities	4,574	5,215

Total liabilities	679,493	614,468

COMMITMENTS AND CONTINGENCIES (Note 16)

EQUITY:
Common stock, no par value--authorized, 73,500,000 shares;
outstanding, 6,890,160 and 7,252,168 shares	23,819	30,613
Employee Stock Ownership Plan ("ESOP") debt		(396)
Retained earnings	66,738	62,542
Shares held in trust for stock-related compensation plans	(409)	(1,301)
Accumulated other comprehensive income	431	237

Total equity	90,579	91,695

TOTAL	$770,072	$706,163

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amounts in thousands, except share amounts)

	2004	2003	2002

INTEREST INCOME:
Loans receivable	$40,588	$42,798	$43,021
Investment securities:
Taxable interest income	2,113	2,514	3,296
Tax-exempt interest income	151	205	251
Dividend income	322	419	465

Total investment securities income	2,586	3,138	4,012

Total interest income	43,174	45,936	47,033

INTEREST EXPENSE:
Deposit accounts	11,929	13,581	16,219
Federal Home Loan Bank advances and other borrowings	4,902	5,702	5,114

Total interest expense	16,831	19,283	21,333

NET INTEREST INCOME BEFORE PROVISION
FOR LOAN LOSSES	26,343	26,653	25,700

PROVISION FOR LOAN LOSSES	525	390	1,500

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	25,818	26,263	24,200

NONINTEREST INCOME:
Loan service fees	2,431	2,401	1,257
Gain on sale of securities and loans	735	1,075	471
Other	3,108	2,271	1,615

Total noninterest income	6,274	5,747	3,343

NONINTEREST EXPENSES:
Salaries and employee benefits	11,691	12,406	10,965
Occupancy and equipment	2,958	3,103	2,925
Information processing costs	1,491	1,455	1,103
Other	4,388	5,503	4,376

Total noninterest expenses	20,528	22,467	19,369

EARNINGS BEFORE FEDERAL INCOME TAXES	11,564	9,543	8,174

			(Continued)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amounts in thousands, except share amounts)

	2004	2003	2002

EARNINGS BEFORE FEDERAL INCOME TAXES	$11,564	$9,543	$8,174

FEDERAL INCOME TAXES:
Current	3,316	1,958	2,525
Deferred	1,202	744	70

Total federal income taxes	4,518	2,702	2,595

NET INCOME	$7,046	$6,841	$5,579

NET INCOME PER COMMON SHARE--Basic	$1.01	$0.96	$0.65

NET INCOME PER COMMON SHARE--Diluted	$0.95	$0.90	$0.63

WEIGHTED-AVERAGE SHARES
OUTSTANDING--Basic	6,943,808	7,118,797	8,638,428

WEIGHTED-AVERAGE SHARES
OUTSTANDING--Diluted	7,443,547	7,582,503	8,905,798

See notes to consolidated financial statements.			(Concluded)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amounts in thousands)

	2004	2003	2002

NET INCOME	$7,046	$6,841	$5,579

OTHER COMPREHENSIVE INCOME--Net of income taxes:
Gross unrealized (loss) gain on securities:
Unrealized holding (loss) gain during the period, net of deferred
income tax (benefit) expense of $115, $(42), and $(2)	223	(82)	(4)
Less adjustment for gains included in net income,
net of income tax benefit of $(15), $(29), and $(9)	(29)	(55)	(17)

Other comprehensive (loss) income	194	(137)	(21)

COMPREHENSIVE INCOME	$7,240	$6,704	$5,558

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amounts in thousands, except share amounts)

					Shares Held	Accumulated
					in Trust for	Other
			Debt		Stock-Related	Comprehensive
	Common Stock		Related	Retained	Compensation	Income
	Shares	Amount	to ESOP	Earnings	Plans	(Loss)	Total

BALANCE--April 1, 2001	10,887,364	$68,940	$(1,188)	$55,033	$(3,034)	$395	$120,146

Common stock repurchased	(3,131,511)	(31,701)					(31,701)
Repayment of ESOP debt			396				396
ESOP activity--change in value of
shares committed to be released		151					151
Amortization of compensation
related to MRP					867		867
Net income				5,579			5,579
Dividends paid				(2,593)			(2,593)
Other comprehensive loss--net of
income taxes						(21)	(21)

BALANCE--March 31, 2002	7,755,853	37,390	(792)	58,019	(2,167)	374	92,824

Common stock repurchased	(563,239)	(7,664)					(7,664)
Common stock options exercised	59,554	479					479
Tax benefit from stock options exercised		143					143
Repayment of ESOP debt			396				396
ESOP activity--change in value of
shares committed to be released		265					265
Amortization of compensation
related to MRP					866		866
Net income				6,841			6,841
Dividends paid				(2,318)			(2,318)
Other comprehensive loss--net of
income taxes						(137)	(137)

BALANCE--March 31, 2003	7,252,168	30,613	(396)	62,542	(1,301)	237	91,695

Common stock repurchased	(465,186)	(9,258)					(9,258)
Common stock options exercised	103,178	977					977
Tax benefit from stock options exercised		1,034					1,034
Repayment of ESOP debt			396				396
ESOP activity--change in value of
shares committed to be released		453					453
Amortization of compensation
related to MRP					892		892
Net income				7,046			7,046
Dividends paid				(2,850)			(2,850)
Other comprehensive gain--net of
income taxes						194	194

BALANCE--March 31, 2004	6,890,160	$23,819	$ -	$66,738	$(409)	$431	$90,579

See notes to consolidated financial statements.


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amount in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,046	$6,841	$5,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization of premises
and equipment	1,575	1,726	1,521
Dividends on Federal Home Loan Bank stock and
accretion of investment security discounts	(541)	(607)	(463)
Loss (gain) on sale of premises and equipment and
real estate owned	(424)	(78)	29
Loss (gain) on impairment of investment securities		156	(214)
Amortization of investment security premiums	487	103	105
Loss on limited partnership		631	107
Provision for losses on loans	525	390	1,500
Amortization of deferred loan fees and costs	(2,949)	(2,328)	(1,734)
Loan fees deferred	2,700	2,730	2,114
Proceeds from sale of loans	30,853	55,349	22,841
Loans originated for sale	(26,984)	(59,479)	(25,890)
Deferred taxes	1,202	744	70
Amortization of compensation related to MRP	892	866	867
Changes in operating assets and liabilities:
Accrued interest receivable	(21)	358	209
Prepaid expenses and other assets	1,080	(1,969)	219
Accounts payable and other liabilities	(641)	1,179	(234)

Net cash provided by operating activities	14,800	6,612	6,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	25,109	18,804	25,908
Proceeds from maturities of securities held to maturity	1,496	1,158	3,412
Proceeds from sale of securities available for sale	8,722	27,145	18,325
Purchases of securities available for sale	(67,207)	(30,464)	(30,632)
Purchases of Federal Home Loan Bank stock			(961)
Loan principal payments	410,046	349,769	183,587
Loans originated or acquired	(471,878)	(376,115)	(273,778)
Proceeds from sales of reacquired assets and
real estate owned		587	231
Investment in real estate owned	(375)		(674)
Investment in limited partnership	(112)	(419)	(276)
Net additions (reductions) to premises and equipment	717	(589)	(2,200)

Net cash used in investing activities	(93,482)	(10,124)	(77,058)

BALANCE	(78,682)	(3,512)	(70,432)

(Continued)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004, 2003, AND 2002
(Amount in thousands)

	2004	2003	2002

BALANCE	$(78,682)	$(3,512)	$(70,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	38,119	58,658	51,968
Repurchase shares of common stock	(8,805)	(7,399)	(31,550)
Proceeds from stock options exercised	977	479
Tax benefit from stock options exercised	1,034	143
Dividends paid on common stock	(2,850)	(2,318)	(2,593)
Repayment of loan to ESOP	396	396	396
Proceeds from other borrowings			4,350
Repayment of other borrowings		(12,050)	(5,352)
Proceeds from Federal Home Loan Bank advances	151,300	43,800	128,030
Repayments of Federal Home Loan Bank advances	(123,753)	(60,104)	(78,034)

Net cash provided by financing activities	56,418	21,605	67,215

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(22,264)	18,093	(3,217)

CASH AND CASH EQUIVALENTS:
Beginning of year	37,259	19,166	22,383

End of year	$14,995	$37,259	$19,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION--Cash paid during the year for:
Interest on deposits	$11,931	$13,655	$16,378

Federal income taxes	$2,495	$2,355	$2,165

Interest on borrowings	$4,937	$5,740	$4,910

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES--
Real estate acquired through foreclosure	$375	$ -	$674

See notes to consolidated financial statements.			(Concluded)


EVERTRUST FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004, 2003, and 2002

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation-The consolidated financial statements include EverTrust Financial Group, Inc. and subsidiaries (the "Company"). The Company's subsidiaries are Mutual Bancshares Capital ("MB Cap"), EverTrust Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Sound Financial, Inc. and EverTrust Asset Management ("ETAM"). ETAM was formed as a Washington-chartered trust company in March 2001 and capitalized on May 1, 2001. ETAM exercises personal trust powers, with a primary emphasis on investment management. Effective July 1, 2001, the Company integrated its item processing subsidiary, I-Pro, Inc. ("I-Pro"), into the operations of its principal subsidiary, EverTrust Bank. All significant intercompany transactions and balances have been eliminated.

Nature of Business- The Company is subject to regulation by the Federal Reserve Board ("FRB") and the Federal Deposit Insurance Corporation ("FDIC"). The stock is traded on the NASDAQ stock market under the trading symbol of EVRT. Through its bank subsidiary, EverTrust Bank, the Company is primarily engaged in attracting deposits from the general public through its 10 offices in Snohomish County and two offices in King County and using those funds, together with borrowings, to originate loans secured by real estate and to purchase investment securities. The Company also operates a real estate loan production office in Tacoma, Washington, and began operations in the state of Oregon in September 2003, with the opening of a Commercial Real Estate lending office in Portland, Oregon. The Company also is engaged in providing loans to customers, which are predominately local businesses and individuals, through its commercial banking group offices in Seattle, Bellevue, and Everett.

Cash and Cash Equivalents-For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and in banks, overnight investments, and highly liquid debt instruments with maturities at the time of purchase of three months or less. For those short-term investments, the carrying value is a reasonable estimate of fair value.

FRB regulations require depository institutions to maintain certain minimum reserve balances. Included in cash were balances required to be maintained under Federal Reserve Bank of San Francisco reserve calculations of $8,153,000 and $961,000 at March 31, 2004 and 2003, respectively.

Investment Securities-

a.	Securities Available For Sale-Securities available for sale are carried at fair value. Unrealized holding gains and losses are excluded from earnings and reported net of tax in other comprehensive income. Gains and losses on the sale of investment securities are computed under the specific identification method. Unrealized losses resulting from market valuation differences deemed other than temporary are included in earnings.

b.	Securities Held To Maturity-Securities held to maturity are stated at cost and are adjusted for amortization of premiums and accretion of discounts using the level yield method. Securities held to maturity are designated as such at the date of purchase based on management's positive intent and ability to hold such investments to maturity. No held-to-maturity securities were deemed to have losses resulting from market valuation differences deemed other than temporary.


Loans-Loans held for investment are reported at the principal amount outstanding, net of unamortized nonrefundable loan fees and related direct loan origination costs. Deferred net fees and costs are recognized in interest income over the loan term using a method that generally produces a level yield on the unpaid loan balance. Interest is accrued primarily on a simple interest basis.

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

Loans Held For Sale-Loans originated and held for sale are carried at the lower of cost or market value on an aggregate basis. Nonrefundable fees and direct loan origination costs related to loans held for sale are deferred and recognized when the loans are sold.

Reserve For Loan Losses-The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance, and unallocated allowance. A loan is considered impaired when, based on current information, management determines it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest and net deferred loan fees or costs) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds either the discounted present value of expected future cash flows or the value of the impaired loan's collateral, when applicable, would be a specifically allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off.

The formula allowance is calculated by applying a loss percentage factor to the various loan pool types. The Company derives the loss percentage factors for problem graded loans using regulatory guidelines and, for pass graded loans, by using estimated credit losses over the upcoming 12 months based on the annual rate of charge-offs experienced both by the Company and industry-wide over the previous three years on similar loans, adjusted for current trends, including based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification system, and general economic, business, and regulatory conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date.


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

Mortgage Servicing Rights-Originated servicing rights, reported within prepaid expenses and other assets, are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total costs of the mortgage loans are allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance. Such amounts are not material at March 31, 2004 and 2003.

In order to determine the fair market value of servicing rights, the Bank uses a valuation model that evaluates the estimated discounted future cash flows of the servicing rights. Assumptions used in the valuation model include the cost of servicing the loan, discount rate, and anticipated prepayment speeds. During fiscal year 2004, the Company contracted with a third-party vendor to value its servicing rights and compared the results to its own valuation model. The Company anticipates continuing to use the third-party vendor as a basis for comparison in future periods.

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

Real Estate Owned-Real estate owned ("REO") includes properties acquired through foreclosure that are transferred to REO. These properties are initially recorded at the lower of cost or fair value. Write-downs that result from the ongoing periodic valuation of the foreclosed properties are charged to other expenses in the period in which they are identified. Gains or losses at the time the property is sold are charged or credited to other income in the period in which they are realized. The amounts the Company will ultimately recover from real estate owned may differ substantially from the carrying value of the assets because of future market factors beyond the control of the Company or because of changes in the Company's strategy for recovering its investments.

Real Estate Held for Investment-Real estate held for investment, reported within prepaid expenses and other assets, represents the Company's investment in two real estate partnerships of which the principal activity is the development of low income housing. The Company earns low income housing tax credits on these real estate partnerships, which reduce the Company's federal income tax provision and liability. These credits expired as of March 31, 2003, and the recorded value at both March 31, 2004 and 2003, is $-0-.

Other Assets-Through its subsidiary, MB Cap, the Company provides equity to high technology businesses in the seed, start-up, and early stages of development via its investment in Bancshares


Capital L.P. (the "Fund"). In January 2003, the Company announced that it had reached a tentative agreement to shift the day-to-day operations of the Fund to a local venture capital firm. As a result of the agreement, the sole activity of MB Cap will be to hold its limited partnership investment and a non-managing interest in the General Partner of the Fund. The Fund will be managed by the former employees of MB Cap along with an additional venture capitalist. The agreement has been approved by the limited partners of the Fund and is subject to approval by regulatory authorities. The investment in the Fund is recorded at fair value using the equity method, based on the percentage of ownership held in the Fund. Such amounts were $1,308,964 and $1,196,464 at March 31, 2004 and 2003, respectively.

Premises and Equipment-Premises and equipment are stated at cost, less accumulated depreciation and amortization. The depreciation and amortization are computed on the straight-line method. Estimated useful lives are as follows:

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

Income Taxes-Income taxes are accounted for using the liability method. A deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in the Company's income tax returns. The deferred tax provision for the year is equal to the change in the deferred tax liability, net of deferred tax asset, from the beginning to the end of the year. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For tax purposes, the Company reports income and expenses using the accrual method of accounting and files a consolidated tax return that includes all of its subsidiaries.

Earnings Per Share-Earnings per share ("EPS") is computed using the weighted-average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items affecting the calculation of EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 499,739, 463,706, and 267,370 for the years ended March 31, 2004, 2003, and 2002, respectively. In December 2003, the Company's Board of Directors approved a three-for-two stock split for the shareholders of record on January 2, 2004, payable on January 16, 2004. The Company's stock began trading on post-split numbers January 20, 2004. All share numbers have been restated to reflect the split.

Employee Stock Ownership Plan-The Company sponsors a leveraged Employee Stock Ownership Plan ("ESOP"). As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of EPS calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest. The release of shares and related compensation expense from the Company's ESOP plan on December 31, 2003, relieved all


remaining ESOP liability. At this time, the Company has no plans to make additional contributions to the ESOP.

Stock Option Plan-In July 2000, the shareholders approved the 2000 Stock Option Plan (the "Plan"). On August 29, 2000, the Compensation Committee granted nonqualified stock options and incentive stock options to certain employees and directors of the Company, totaling 1,047,849 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 1,347,937 common shares of the Company. Options issued and outstanding are adjusted to reflect any common stock dividends, splits, recapitalization, or reorganization. The Board of Directors makes available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income attributable to common stock would have been reduced by $274,943 for 2004, $307,000 for 2003, and $289,000 for 2002. Net income per share would have decreased by $.03 for basic and $.04 for diluted in 2004. Net income per share for both basic and diluted would have decreased by $.04 in 2003, and $.04 per share in 2002.

The fair value of options granted under the Company's stock option plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Annual dividend yield	1.96 to 1.97%	2.35 to 2.51%	2.82 to 2.99%
Expected volatility	17.39%	17.12 to 17.53%	17.56 to 18.07%
Risk-free interest rate	2.98 to 3.17%	3.61 to 5.05%	4.82 to 5.27%
Expected lives	7 yrs	7 yrs	7 yrs

Had compensation cost for the Plan been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

	2004	2003	2002

Net income:
As reported	$7,046	$6,841	$5,579
Compensation expense	(275)	(307)	(289)
Pro forma	6,771	6,534	5,290

Basic earnings per share:
As reported	1.01	0.96	0.65
Pro forma	0.98	0.92	0.61

Diluted earnings per share:
As reported	0.95	0.90	0.63
Pro forma	0.91	0.86	0.59


Use of Estimates-The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements. The Company uses significant estimates in determining reported reserves and allowances for loan losses, mortgage servicing rights, real estate owned, and the valuation allowance related to the net deferred tax asset.

Recently Issued Accounting Standards-In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (Note 1). SFAS No. 148 did not require the Company to change to the fair value-based method of accounting for stock-based compensation.


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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's financial statements.

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


amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company has not engaged in any business combinations since the adoption of SFAS No. 141 and does not currently have any goodwill. The adoption of SFAS No. 141 and SFAS No. 142 have not had any effect on the Company's financial statements.

Reclassifications-Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform with the classifications used in 2004.

2.  SECURITIES AVAILABLE FOR SALE

Securities available for sale classified by type and contractual maturity date consist of the following at March 31 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2004:
Debt securities:
U.S. government agency securities due:
Within one year	$5,023	$71	$ -	$5,094
After one year through five years	22,502	177	(4)	22,675

	27,525	248	(4)	27,769

Municipal obligations due:
Within one year	415	8		423
After one year through five years	195	8		203
After 10 years	1,321			1,321

	1,931	16		1,947

Mortgage-backed securities due:
Within one year	463	6		469
After one year through five years	8,327	52	(5)	8,374
After five years through 10 years	16,956	224	(17)	17,163
After 10 years	11,697	143	(23)	11,817

	37,443	425	(45)	37,823

Equity securities:
Mutual funds	13			13
Other stock	2	13		15

	15	13		28

	$66,914	$702	$(49)	$67,567


		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2003:
Debt securities:
U.S. government agency securities due:
Within one year	$1,984	$50	$-	$2,034
After one year through five years	13,262	183		13,445

	15,246	233		15,479

Municipal obligations due:
Within one year	415	7		422
After one year through five years	610	29		639
After 10 years	1,321			1,321

	2,346	36		2,382

Obligations of corporations due:
Within one year	500	1		501

	500	1		501

Mortgage-backed securities due:
After one year through five years	4,011	109		4,120
After five years through 10 years	2,706	91		2,797
After 10 years	7,356	262		7,618

	14,073	462		14,535

Equity securities:
Mutual funds	616			616
Other stock	1,026		(372)	654

	1,642		(372)	1,270

	$33,807	$732	$(372)	$34,167

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Gross realized gains on the sale of securities available for sale were $80,566, $480,072, and $153,831 for the years ended March 31, 2004, 2003, and 2002, respectively. Gross realized losses on the sale of securities available for sale were $124,221, $564,139, and $128,006 for the years ended March 31, 2004, 2003, and 2002, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


3.  SECURITIES HELD TO MATURITY

Securities held to maturity classified by type and contractual maturity date consist of the following at March 31 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2004:
Debt securities:
U.S. government agency securities due:
Within one year	$1,001	$56	$ -	$1,057

Municipal obligations due:
Within one year	720	18		738
After one year through five years	295	11		306

	1,015	29		1,044

Mortgage-backed securities due:
After 10 years	295	23		318

	295	23		318

	$2,311	$108	$ -	$2,419


		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2003:
Debt securities:
U.S. government agency securities due:
After one year through five years	$ 1,002	$ 109	$ -	$ 1,111

	1,002	109		1,111

Municipal obligations due:
Within one year	280	3		283
After one year through five years	1,030	43		1,073
After five years	1,092	17		1,109

	2,402	63		2,465

Mortgage-backed securities due:
After 10 years	396	27		423

	396	27		423

	$3,800	$199	$ -	$3,999

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment securities with a par value of $3,954,202 and $3,200,000 and a market value of $4,037,458 and $3,286,497 were pledged to secure public deposits at March 31, 2004 and 2003, respectively.

The expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties.


4.  LOANS RECEIVABLE

Loans receivable consist of the following at March 31 (in thousands):

	2004	2003

Commercial construction	$ 45,786	$ 33,577
Commercial real estate	287,046	264,313
Multifamily construction	23,727	8,325
Multifamily residential	184,525	158,554
Business loans	23,878	40,407
One to four family construction and land development	64,963	57,601
Consumer:
Home equity and second mortgages	21,513	23,006
Credit cards	900	712
Other installment loans	2,410	3,263
One to four family residential	20,353	23,968

	675,101	613,726
Less:
Deferred loan fees and other	(4,299)	(4,547)
Reserve for loan losses	(9,046)	(8,979)

	(13,345)	(13,526)

Loans receivable--net	$ 661,756	$ 600,200

Loans held for sale	$ 886	$ 4,755

The Bank originates commercial, real estate mortgage, construction and land development, and installment loans primarily in Snohomish and King counties and to a lesser extent, in Skagit, Island, Jefferson, Clallam, Kitsap, Whatcom, and Pierce counties. The Bank also started operations in Oregon during 2003, with a commercial lending office in Portland. Although the Bank has a geographically diversified loan portfolio, economic conditions in the market area may affect borrowers' ability to meet the stated repayment terms. Collateral for each loan is based on a credit evaluation of the customer, and such collateral may, depending on the loan, include accounts receivable, inventory, equipment, real estate, or other collateral.

The Bank originates both adjustable and fixed interest rate loans. At March 31, 2004, the composition of the loan portfolio was as follows (in thousands):

	Fixed	Adjustable
Term to Maturity or Rate Adjustment	Rate	Rate	Total

Due within one year	$ 11,660	$ 335,485	$ 347,145
After one year through three years	20,507	169,435	189,942
After three years through five years	35,948	76,582	112,530
After five years through 15 years	14,288	7,560	21,848
After 15 years	3,633	3	3,636

	$ 86,036	$ 589,065	$ 675,101


The adjustable rate loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates or LIBOR. Future market factors may affect the correlation of the interest rate adjustment with the rate the Bank pays on the short-term deposits and Federal Home Loan Bank of Seattle ("FHLB") advances that have been primarily utilized to fund these loans.

Outstanding commitments to borrowers for loans totaled $11,443,580 and $7,767,000 at March 31, 2004 and 2003, respectively.

The Bank serviced loans for others totaling $269,885,856 and $225,424,589 as of March 31, 2004 and 2003, respectively.

The Company and its banking subsidiary have granted loans to officers and directors of the Company and related interests. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $3.1 million and $2.9 million at March 31, 2004 and 2003, respectively.

5.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses was as follows for the years ended March 31 (in thousands):

	2004	2003	2002

Balance, beginning of year	$ 8,979	$ 8,754	$ 7,439
Provision for loan losses	525	390	1,500
Loans charged off, net of recoveries of $71, $-0-, and $40	(458)	(165)	(185)

Balance, end of year	$ 9,046	$ 8,979	$ 8,754

The average balance of impaired loans during 2004, 2003, and 2002 was $1,088,000, $58,000, and $952,000, respectively, and the Company recognized $6,300, $2,800, and $164,000 of related interest income during 2004, 2003, and 2002, respectively. Interest income is normally recognized on the accrual basis; however, if the impaired loan is nonperforming, interest income is recorded on the receipt of cash.

Impaired loans consist of the following at March 31 (in thousands):

	2004	2003

Loans with allocated reserves	$	$ -
Loans without allocated reserves	3,973	24

	$ 3,973	$ 24

Loans on nonaccrual status	$ 3,973	$ 24


6.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at March 31 (in thousands):

	2004	2003

Land	$ 1,325	$ 1,491
Buildings (including leasehold improvements)	6,843	7,510
Furniture, fixtures, and automobiles	10,402	10,357

	18,570	19,358
Less accumulated depreciation and amortization	(11,364)	(10,284)

	$ 7,206	$ 9,074

7.  DEPOSIT ACCOUNTS

Deposit accounts, with respective interest rate ranges, consist of the following at March 31 (in thousands):

	2004			2003

	Weighted-			Weighted-
	Average Rate	Amount	%	Average Rate	Amount	%

Noninterest-bearing accounts	- %	$ 22,662	4.1%	- %	$ 18,398	3.6%
Savings accounts	0.6	12,964	2.4	0.8	12,426	2.4
Checking accounts	1.0	96,463	17.7	1.2	64,358	12.7
Money market accounts	1.3	157,850	28.9	1.6	133,586	26.3
Time deposits by original term:
One to 11 months	1.4	35,575	6.5	2.2	51,334	10.1
12 to 23 months	1.8	96,355	17.6	2.7	118,362	23.3
24 to 35 months	2.9	28,240	5.2	3.7	24,842	4.9
36 to 59 months	3.9	22,956	4.2	4.9	22,292	4.4
60 months and beyond	5.3	73,323	13.4	5.7	62,671	12.3

	3.0	256,449	46.9	3.6	279,501	55.0

	2.0%	$ 546,388	100.0%	2.6%	$ 508,269	100.0%

Time deposits are scheduled to mature as follows (in thousands):

Year Ending
March 31

2005	$ 151,000
2006	47,706
2007	13,000
2008	20,691
2009	12,186
Thereafter	11,866

$ 256,449

Included in deposits are time deposits greater than or equal to $100,000 of $96,439,000 and $94,498,000 at March 31, 2004 and 2003, respectively. Interest on time deposits greater than or equal to


$100,000 totaled $3,131,000, $3,308,000, and $2,732,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

8.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Scheduled maturities of advances from the FHLB and other borrowings are as follows at March 31 (in thousands):

	2004		2003

		Interest Rate		Interest Rate
	Amount	Ranges	Amount	Ranges

Nonamortizing:
Due within one year	$ 65,750	1.10-6.32%	$ 19,400	2.83-7.26%
After one year through two years	17,900	4.01-7.27	18,750	3.22-6.32
After two years through three years	16,350	4.34-6.62	17,900	4.01-7.27
After three years through five years	16,600	4.80-7.39	26,700	4.34-7.39
After five years through 10 years	9,650	5.18-6.78	15,300	5.09-6.75
After 10 years	1,700	6.40-6.93	2,300	6.38-6.93
Amortizing:
After 10 years	581	8.19	634	8.19

	$ 128,531		$ 100,984

Advances and other borrowings are collateralized by securities and mortgage pool securities of the U.S. government and agencies thereof.

At March 31, 2004 and 2003, the Bank had available unsecured lines of credit with commercial banks totaling $47,000,000, and a revolving line of credit with the FHLB of up to 35% of total assets. There were no advances outstanding as of March 31, 2004 or 2003, on the lines of credit with the commercial banks.

At March 31, 2004 and 2003, the Bank had no outstanding repurchase agreements with securities dealers.


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

Retained earnings at March 31, 2004 and 2003, includes approximately $3,691,000 in tax-basis bad debt reserves for which no income tax liability has been recorded. In the future, if this tax-basis bad debt reserve is used for purposes other than to absorb bad debts or if legislation is enacted requiring recapture of all tax-basis bad debt reserves, the Bank will incur a federal tax liability at the then prevailing corporate tax rate.

A reconciliation of the statutory federal income tax to the effective income tax follows (in thousands):

	2004	2003	2002

Income tax expense at statutory rate	$ 4,047	$ 3,340	$ 2,861
Income tax effect of:
Tax-exempt interest	(77)	(98)	(107)
Low income housing tax credit		(217)	(217)
Valuation allowance	450	257	140
Other--net	98	(580)	(82)

Income tax expense at effective rate	$ 4,518	$ 2,702	$ 2,595

In accounting for deferred tax assets, the Company applies SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires, among other things, that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that the Company will not realize all of the deferred tax asset related to charitable contributions made in 1999, and, accordingly, has recorded a valuation allowance.


The net deferred tax asset, reported within prepaid expenses and other assets, consists of the following at March 31 (in thousands):

	2004	2003

Deferred tax liabilities:
Loan origination fees and costs	$ (94)	$ (24)
Prepaid expenses	(124)	(134)
FHLB dividends	(931)	(821)
Depreciation	(131)	(38)
Other--net	(193)	(52)
Unrealized gain on securities	(229)	(122)

	(1,702)	(1,191)

Deferred tax assets:
Deferred compensation	340	422
Bad debt deduction	3,126	3,102
Accrued vacation	112	120
Charitable contribution	1,309	1,590

	4,887	5,234

	3,185	4,043
Valuation allowance	(848)	(397)

Net deferred tax asset	$ 2,337	$ 3,646

10.  EMPLOYEE BENEFIT PLANS

401(k) Plan-The Company maintains a 401(k) plan. All employees of the Company are eligible to participate in the 401(k) plan once certain service and age requirements are achieved. Employees may contribute up to 50% of their salary to the plan. The Company matches 100% of the first 2% and 50% of the next 4% of the employees' contributions. Participants will vest in the employer-matched 401(k) contributions at the rate of 20% per year, beginning upon the completion of two years of service. The Company's cost for the 401(k) plan was $203,664, $212,189, and $171,609 for 2004, 2003, and 2002, respectively.

Defined Benefit Plan-The Company's noncontributory defined benefit plan was terminated effective December 31, 1999, with the establishment of the ESOP. As a result of the termination of the Company's noncontributory defined benefit plan, the remaining portion of the pension liability was reversed against compensation expense, resulting in a curtailment gain of $547,000. Prior to termination on December 31, 1999, the Company's funding policy was to contribute amounts to its pension plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The actuarial cost method used to compute the pension contribution is the projected unit cost method. Information presented below reflects a measurement date of December 31, 2003, 2002, and 2001.


Weighted-average assumptions used in accounting for the defined benefit pension plan are as follows for the years ended December 31:

	2003	2002	2001

Assumed discount rate	N/A	N/A	8.0%
Rate of compensation increase	N/A	N/A	N/A
Expected return on assets	N/A	N/A	8.0

Changes in the benefit obligation were as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Benefit obligation--beginning of year	$ -	$ -	$ 1,650

Actuarial loss			(44)
Interest cost			66
Benefits paid			(1,668)
Expenses			(4)

Benefit obligation--end of year	$ -	$ -	$ -

Changes in defined benefit pension plan assets are as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Fair value of assets--beginning of year	$ -	$ -	$ 1,650

Actual return on assets			22
Benefits paid			(1,668)
Expenses			(4)

Fair value of assets--end of year	$ -	$ -	$ -

Reconciliations of funded status are as follows as of December 31 (in thousands):

	2003	2002	2001

Funded status	$ -	$ -	$ -
Unrecognized net loss
Curtailment gain recognized

Accrued benefit cost	$ -	$ -	$ -


Net periodic expense for the defined benefit pension plan is as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Interest cost	$ -	$ -	$ -
Service cost
Expected return on assets

Net periodic expense	$ -	$ -	$ -

During the year ended March 31, 2001, the Company's noncontributory defined benefit plan was settled.

Employee Stock Ownership Plan-On April 1, 1999, the Company established an ESOP to provide benefits to all employees who have been credited with at least 1,000 hours of service during the year and who have attained age 18. Participants vest in their accrued benefits under the ESOP at the rate of 20% per year, beginning upon the completion of two years of service. The plan is noncontributory on the part of the participants. The benefits are distributable upon a participant's normal retirement, early retirement, death, disability, or termination of employment. The Company loaned the ESOP's trustee $1,979,786 for purchase of the Company's common stock in the open market. Shares of stock are allocated to employees as the loan is repaid. The outstanding loan balance was $ 0 and $395,957 at March 31, 2004 and 2003, respectively.

Shares held by the ESOP at March 31, 2004, are as follows:

Number
of Shares
Allocated:
Vested	289,864
Nonvested	47,904

337,768

Nonallocated

337,768

Shares held by the ESOP at March 31, 2003, are as follows:

			Average
	Number	Price Range	Price
	of Shares	Per Share	Per Share
Allocated:
Vested	177,354	$ -	$ -
Nonvested	23,029

	200,383

Nonallocated	49,227	7.25 - 7.37	7.35

	249,610


Shares held by the ESOP increased by 162 during the year ended March 31, 2004, as a result of dividend income purchases in excess of employment terminations. Contributions to the ESOP, recorded as compensation expense for the years ended March 31, 2004, 2003, and 2002, were $641,715, $700,847, and $546,739, respectively.

Deferred Compensation Plan-The Company maintains a nonqualified deferred compensation plan for certain key management personnel and the Board of Directors, for which the cost is accrued but unfunded. Participants may elect to defer all or a specific portion of their compensation. The Company does not provide a matching contribution on amounts deferred. However, the Company does provide interest quarterly on amounts contributed by participants. At March 31, 2004 and 2003, the liability for accumulated deferred compensation was $1,006,000 and $1,240,000, respectively, and is included in the consolidated statements of financial condition in accounts payable and other liabilities. Annual expense for the Company related to this plan totaled $55,000, $69,000, and $84,000 in 2004, 2003, and 2002, respectively.

Management Recognition Plan-In July 2000, the shareholders approved the 2000 Management Recognition Plan ("MRP"). The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing restricted stock as a means for attracting and retaining directors and certain employees. The Company granted restricted stock awards of 539,175 to its directors and certain employees in August 2000. The fair value of the restricted stock awards is amortized over a five-year period. Amortization expense was approximately $892,000 for the year ended March 31, 2004, and $866,000 for the years ended March 31, 2003 and 2002.

11.  STOCK OPTION PLAN

In July 2000, the shareholders approved the 2000 Stock Option Plan (the "Plan"). On August 29, 2000, the Compensation Committee granted nonqualified stock options and incentive stock options to certain employees and directors of the Company, totaling 1,047,849 shares of the capital stock of the Company. The Company implemented the Plan to promote the best interests of the Company and its shareholders by providing an incentive to those key employees who contribute to the operating success of the Company. The maximum number of shares that may be issued under the Plan is 1,347,937 common shares of the Company. Options issued and outstanding are adjusted to reflect any subsequent common stock dividends, splits, recapitalization, or reorganization. The Board of Directors makes available sufficient shares for each option granted, subject to the remaining number of shares. Options are granted at the then fair market value and vest over five years. Options expire 10 years from the date of grant and are subject to certain restrictions and limitations.


The following represents the stock option activity and option price information:

		Weighted-	Weighted-
	Number of	Average Price	Average Issue
	Option	of Option	Date
	Shares	Shares	Fair Value

Balance at March 31, 2001	1,047,849	$ 8.04

Granted	153,750	10.43	$ 10.43
Exercised
Cancelled

Balance at March 31, 2002	1,201,599	8.35

Granted	85,621	14.17	14.17
Exercised	(59,554)	8.22	8.22
Cancelled	(48,525)	8.04	8.04

Balance at March 31, 2003	1,179,141	8.79

Granted	63,122	16.65	16.65
Exercised	(103,178)	9.47	9.47
Cancelled	(42,624)	10.86	10.86

Balance at March 31, 2004	1,096,461	9.10

Options exercisable at March 31, 2004	763,978

Financial data pertaining to outstanding stock options is as follows:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Ranges of	Number of	Remaining	Exercise	Number of	Exercise Price
Exercise	Option	Contractual	Price of	Exercisable	of Exercisable
Prices	Shares	Life	Option Shares	Option Shares	Option Shares

$ 8.04	885,518	6.4 years	$ 8.04	705,782	$ 8.04
9.50-16.67	210,943	8.3 years	13.53	58,196	12.59

	1,096,461	6.8 years	$ 9.10	763,978	$ 8.39

At March 31, 2004, the Company had an aggregate of 88,744 shares of common stock available for future issuance under its stock option plan.

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


The Bank also originates adjustable and certain fixed rate commercial and residential property home mortgages, which are held for investment, and commercial loans that are adjustable to the prime lending rate index to customers who are predominately local businesses and individuals. Adjustable loans have various interest rate adjustment limitations and are generally indexed to U.S. Treasury rates or LIBOR. As of March 31, 2004 and 2003, adjustable rate loans held for investment totaled $589,065,000 and $524,567,000, respectively. Fixed rate loans held for investment totaled $86,036,000 and $89,159,000 at March 31, 2004 and 2003, respectively.

The Bank originates both fixed and adjustable rate commercial and residential property construction loans. Adjustable rates are tied to the prime interest rate. The maturities on these loans range from six to 18 months.

The Bank manages interest rate risk by matching assets and liabilities within reasonable limits. This has been accomplished through producing primarily variable rate loans, and if appropriate, hedging techniques can be employed through the use of financial futures contracts, option contracts, interest rate swaps, and forward commitments. The Company has no material derivatives.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2004 and 2003, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's categories.


Actual capital amounts and ratios for the Company and the Bank are also presented in the table below:

								To Be Categorized
								as Well
								Capitalized Under
				For Capital				Prompt Corrective
	Actual			Adequacy Purposes				Action Provision

	Amount	Ratio		Amount		Ratio		Amount		Ratio

As of March 31, 2004 (in thousands):
Total capital (to risk-weighted assets):
Company	$98,721	14.0%	>	$56,412	>	8.0%	>	$70,515	>	10.0%
Bank	79,205	11.5		55,099		8.0		68,874		10.0

Tier I capital (to risk-weighted assets):
Company	90,097	12.8	>	28,155	>	4.0	>	N/A	>	N/A
Bank	70,581	10.2		27,679		4.0		41,518		6.0

Tier I capital (to average assets):
Company	90,097	11.8	>	30,541	>	4.0	>	N/A	>	N/A
Bank	70,581	9.4		30,034		4.0		37,543		5.0

As of March 31, 2003 (in thousands):
Total capital (to risk-weighted assets):
Company	$98,587	16.1%	>	$48,987	>	8.0%	>	$61,324	>	10.0%
Bank	77,744	12.9		48,213		8.0		60,267		10.0

Tier I capital (to risk-weighted assets):
Company	91,042	14.8	>	24,606	>	4.0	>	N/A	>	N/A
Bank	70,199	11.7		24,000		4.0		35,999		6.0

Tier I capital (to average assets):
Company	91,042	12.8	>	28,451	>	4.0	>	N/A	>	N/A
Bank	70,199	10.1		27,802		4.0		34,752		5.0

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


The fair values of financial instruments are as follows at March 31 (in thousands):

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$ 14,995	$ 14,995	$ 37,259	$ 37,259
Securities available for sale	67,567	67,567	34,167	34,167
Securities held to maturity	2,311	2,419	3,800	3,999
Loans held for sale	886	907	4,755	4,813
Loans receivable	661,756	689,530	600,200	609,075
Federal Home Loan Bank stock	6,650	6,650	6,334	6,334

	754,165	782,068	686,515	695,647

Financial liabilities:
Deposit accounts	546,388	551,507	508,269	515,198
Federal Home Loan Bank advances
and other borrowings	128,531	135,723	100,984	110,916

	674,919	687,230	609,253	626,114

Net financial instruments	$ 79,246	$ 94,838	$ 77,262	$ 69,533

Commitments to extend credit represent the principal categories of off-balance-sheet financial instruments (Note 4). The fair value of these commitments is not material since they are for a short period of time and are subject to customary credit terms.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument as of March 31, 2004 and 2003:

Cash and Cash Equivalents-The carrying amount represented fair value.

Securities Available for Sale and Held to Maturity-Fair values were based on quoted market prices, if available. If a quoted market price was not available, fair value was estimated using quoted market prices for similar securities.

Loans Held for Sale-Fair values were based on quoted market prices.

Loans Receivable-Loans were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

Federal Home Loan Bank Stock-The fair value is based upon the redemption value of the stock, which equates to its carrying value.

Deposit Accounts-The fair value of checking accounts, savings accounts, and money market accounts was the amount payable on demand at the reporting date. For time deposit accounts, the fair value was determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.


Federal Home Loan Bank Advances-Borrowings were priced using the discounted cash flow method. The discount rate used was the rate currently offered on similar products.

Commitments-Commitments to sell loans with a carrying amount of $886,300 and $2,955,309 at March 31, 2004 and 2003, have a fair value of $906,765 and $3,019,309, respectively, representing the fair value of such commitments. At March 31, 2004 and 2003, the Company's loan commitments amounted to $132,557,371 and $108,315,740, respectively.

15.  EVERTRUST FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

Condensed financial information as of March 31 and for the years then ended is as follows (in thousands):

STATEMENTS OF FINANCIAL CONDITION

ASSETS	2004	2003

ASSETS:
Cash and cash equivalents, including interest-bearing
deposits of $6,434 and $10,851	$ 6,461	$ 10,869
Securities available for sale, amortized cost of $113 and $553	113	553
Loans receivable, net of allowances of $-0-	5,422	4,000
Accrued interest receivable	16	16
Premises and equipment--net	73	95
Investment in subsidiaries:
Bank subsidiary	71,063	70,851
Other subsidiaries	1,871	1,871
Prepaid expenses and other assets	6,796	5,213

TOTAL	$ 91,815	$ 93,468

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable and other liabilities	$ 1,236	$ 1,773

EQUITY:
Common stock	23,819	30,613
ESOP debt		(396)
Retained earnings	66,738	62,542
Shares held in trust for stock-related compensation plans	(409)	(1,301)
Accumulated other comprehensive income	431	237

Total equity	90,579	91,695

TOTAL	$ 91,815	$ 93,468


STATEMENTS OF OPERATIONS

	2004	2003	2002

INCOME:
Interest from investment securities	$ 159	$ 234	$ 933
Dividend from bank subsidiary	8,992	9,300	16,700
Interest and other income	35	30

Total income	9,186	9,564	17,633

OTHER EXPENSE:
Salary and employee benefits	1,948	1,993	1,853
Occupancy and equipment	77	85	80
Information processing costs			3
Other--net	500	533	411

Total other expense	2,525	2,611	2,347

Income before federal income taxes and
equity in undistributed net income of subsidiaries	6,661	6,953	15,286

FEDERAL INCOME TAXES	(367)	(674)	(369)

Income before equity in undistributed net
income of subsidiaries	7,028	7,627	15,655

EQUITY IN UNDISTRIBUTED NET INCOME
OF SUBSIDIARIES	18	(786)	(10,076)

NET INCOME	$ 7,046	$ 6,841	$ 5,579


STATEMENTS OF CASH FLOWS

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,046	$ 6,841	$ 5,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of investment security discounts			(22)
Amortization of investment security premiums			4
Depreciation and amortization of premises
and equipment	22	23	20
Equity in undistributed income of subsidiaries	(18)	786	10,076
Amortization of compensation related to MRP	892	866	867
Changes in operating assets and liabilities:
Accrued interest receivable		(16)	102
Prepaid expenses and other assets	(1,567)	(1,069)	(494)
Accounts payable and other liabilities	(537)	33	34

Net cash provided by operating activities	5,838	7,464	16,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available
for sale			3,068
Proceeds from sale of securities available for sale	4,127	3,756	11,108
Purchases of securities available for sale	(3,687)	(4,209)	(4,709)
Loans originated or acquired	(7,698)	(4,000)
Loan principal prepayments	6,276
Contribution from (to) MB Cap		1	4
Contribution from (to) I-Pro			(1)
Contribution from (to) the Bank	(16)	28	11
Net additions to premises and equipment		(4)	(44)

Net cash (used in) provided by investing activities	(998)	(4,428)	9,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase shares of common stock	(8,805)	(7,399)	(31,550)
Tax benefit from stock options exercised	1,034	143
Proceeds from stock options exercised	977	479
Dividends paid on common stock	(2,850)	(2,318)	(2,593)
Repayment of loan to ESOP	396	396	396

Net cash used in financing activities	(9,248)	(8,699)	(33,747)

NET (DECREASE) IN CASH AND CASH
EQUIVALENTS	(4,408)	(5,663)	(8,144)

CASH AND CASH EQUIVALENTS:
Beginning of year	10,869	16,532	24,676

End of year	$ 6,461	$ 10,869	$ 16,532

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION--Cash paid during
the year for federal income taxes	$ -	$ -	$ -


Under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank's net profits then on hand.

16.  LEASE COMMITMENTS, CONTINGENCIES, AND GUARANTEES

The Company has noncancelable operating leases for office facilities, branches, and equipment. Future minimum rental commitments for all noncancelable leases are as follows (in thousands):

2005	$ 1,203
2006	1,290
2007	1,099
2008	941
2009	911
Thereafter	4,350

$ 9,794

Rent expense for the years ended March 31, 2004, 2003, and 2002, totaled $1,127,000, $1,102,000, and $995,000, respectively.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. The Company believes that any liability ultimately arising from these actions would not have a material adverse effect on its results of operations or consolidated financial position at March 31, 2004.

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

17.  LINES OF BUSINESS

The Company is managed by lines of business. Beginning April 1, 2003, the Company began managing the activities of EverTrust Bank under the following lines of business: Business and private banking (including ETAM), the real estate lending group, and the retail banking division. Prior to April 1, 2003, the Company tracked EverTrust Bank under two lines of business, the Bank's retail division and the Bank's business banking group. Results for 2003 and 2002 remain in the original format as an accurate restatement is not possible. MB Cap and the holding company, which includes earnings from subsidiaries and investment in subsidiaries, have been included in Other for all years presented, as their operating results are not significant when taken on an individual basis. The principal activities of each legal entity are described in Note 1. Each entity is managed by an executive team responsible for sales, marketing, operations, and certain administrative functions. Back office support is provided to each entity for credit administration, information systems, finance, and human resources.

The costs of these functions are allocated based on actual time spent conducting business for each entity.


Financial highlights by lines of business are as follows as of and for the years ended March 31 (in thousands):

	2004
	The Bank's	The Bank's
	Business and	Real
	Private	Estate	The Bank's
	Banking	Lending	Retail
	Group	Group	Division	Other	Eliminations	Total

Condensed income statement:
Net interest income after
provision for loan losses	$ 2,538	$ 15,829	$ 7,257	$ 194	$ -	$ 25,818
Noninterest income	1,576	1,926	2,826	9,010	(9,064)	6,274
Noninterest expenses	4,269	4,058	9,730	2,525	(54)	20,528

Income before income taxes	(155)	13,697	353	6,679	(9,010)	11,564

Income taxes	(54)	4,815	124	(367)		4,518

Net income	$ (101)	$ 8,882	$ 229	$ 7,046	$ (9,010)	$ 7,046

Total assets	$ 50,162	$ 545,944	$ 159,814	$ 93,687	$ (79,535)	$ 770,072

	2003

	The	The Bank's
	Bank's	Business
	Retail	Banking
	Division	Group(1)	Other	Eliminations	Total

Condensed income statement:
Net interest income after provision for loan losses	$ 23,645	$ 2,349	$ 270	$ (1)	$ 26,263
Noninterest income	5,294	508	8,513	(8,568)	5,747
Noninterest expenses	16,211	2,699	3,612	(55)	22,467

Income before income taxes	12,728	158	5,171	(8,514)	9,543

Income taxes	3,615	48	(961)		2,702

Net income	$ 9,113	$ 110	$ 6,132	$ (8,514)	$ 6,841

Total assets	$ 628,653	$ 65,905	$ 95,346	$ (83,741)	$ 706,163

(1) Formerly Commercial Bank of Everett


	2002

	The	The Bank's
	Bank's	Business
	Retail	Banking
	Division	Group(1)	Other	Eliminations	Total

Condensed income statement:
Net interest income after
provision for loan losses	$ 21,653	$ 1,582	$ 966	$ (1)	$ 24,200
Noninterest income	2,986	348	6,689	(6,680)	3,343
Noninterest expenses	15,568	1,141	2,717	(57)	19,369

Income before income taxes	9,071	789	4,938	(6,624)	8,174

Income taxes	2,786	270	(461)		2,595

Net income	$ 6,285	$ 519	$ 5,399	$ (6,624)	$ 5,579

Total assets	$ 618,725	$ 50,228	$ 97,159	$ (90,303)	$ 675,809

(1) Formerly Commercial Bank of Everett


18.  SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Results of operations on a quarterly basis were as follows for the years ended March 31 (in thousands):

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 11,076	$ 10,691	$ 10,327	$ 11,079
Interest expense	4,381	4,304	4,173	3,972

Net interest income before
provision for loan losses	6,695	6,387	6,154	7,107

Provision for loan losses	175		250	100

Net interest income after
provision for loans losses	6,520	6,387	5,904	7,007

Noninterest income	1,644	1,469	1,798	1,363
Noninterest expenses	5,205	5,151	5,259	4,912

Earnings before federal
income taxes	2,959	2,705	2,443	3,458

Federal income taxes	994	1,408	857	1,260

Net income	$ 1,965	$ 1,297	$ 1,586	$ 2,198

Net income per common share--Basic	$ 0.28	$ 0.19	$ 0.23	$ 0.32

Net income per common share--Diluted	$ 0.26	$ 0.17	$ 0.21	$ 0.30


	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 11,704	$ 11,541	$ 11,322	$ 11,369
Interest expense	4,952	4,955	4,852	4,524

Net interest income before
provision for loan losses	6,752	6,586	6,470	6,845

Provision for loan losses	190		200

Net interest income after
provision for loans losses	6,562	6,586	6,270	6,845

Noninterest income	1,124	1,418	1,665	1,540
Noninterest expenses	5,412	5,487	5,923	5,645

Earnings before federal
income taxes	2,274	2,517	2,012	2,740

Federal income taxes	643	713	570	776

Net income	$ 1,631	$ 1,804	$ 1,442	$ 1,964

Net income per common share--Basic	$ 0.23	$ 0.25	$ 0.20	$ 0.28

Net income per common share--Diluted	$ 0.21	$ 0.24	$ 0.19	$ 0.26


	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$ 11,786	$ 11,872	$ 11,824	$ 11,551
Interest expense	5,657	5,539	5,177	4,960

Net interest income before
provision for loan losses	6,129	6,333	6,647	6,591

Provision for loan losses	250	375	625	250

Net interest income after
provision for loans losses	5,879	5,958	6,022	6,341

Noninterest income	685	728	914	1,016
Noninterest expenses	4,585	4,782	4,998	5,004

Earnings before federal
income taxes	1,979	1,904	1,938	2,353

Federal income taxes	598	572	654	771

Net income	$ 1,381	$ 1,332	$ 1,284	$ 1,582

Net income per common share--Basic	$ 0.14	$ 0.14	$ 0.17	$ 0.21

Net income per common share--Diluted	$ 0.13	$ 0.14	$ 0.17	$ 0.21


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures: (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b) Changes in Internal Controls: In the year ended March 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

        The following table sets forth certain information with respect to the executive officers of the Company and EverTrust Bank.

	Age at March 31,	Position
Name	2004	EverTrust	EverTrust Bank

Michael B. Hansen	62	Chairman of the Board, President	Chairman of the Board, Chief
		and Chief Executive Officer	Executive Officer

Michael R. Deller	53	Executive Vice President	President and Chief Operating Officer

Jeffrey R. Mitchell	45	Senior Vice President, Chief	Senior Vice President, Chief Financial
		Financial Officer	Officer

Lorelei Christenson	50	Senior Vice President and	Senior Vice President, Chief Information
		Corporate Secretary	Officer and Corporate Secretary

Philip Mitterling	46	Treasurer	Treasurer

Robert L. Nall	48	--	Senior Vice President, Chief Lending
			Officer

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

        Audit Committee Financial Expert

        The Audit Committee of the Company is composed of Directors Thomas J. Gaffney (Chairman), William J. Rucker, Louis H. Mills and Robert G. Wolfe. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Company's Board of Directors has designated Directors Gaffney, Mills, and Wolfe as the Audit Committee financial experts, as defined in the SEC's Regulation S-K. Directors Gaffney, Mills and Wolfe are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

        Code of Ethics

        The Board of Directors adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code of Ethics requires the Company's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available, without charge, through the Company's website at www.EVRTonline.com/ethics or by writing to us at: EverTrust Financial Group, Inc., 2707 Colby Avenue, Suite 600, Everett, Washington 98201.

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

        Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Company's equity compensation plans as of March 31, 2004.

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
Option plan	1,096,461	$9.10	88,744
Restricted stock plan	539,175	8.04	--

Equity compensation plans not
approved by security holders:	NA	NA	NA
Total	1,635,636	$8.75	88,744

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


PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

	3.1	Articles of Incorporation of the Registrant(1)
	3.2	Bylaws of the Registrant(1)
	10.1	401(k) Employee Savings and Profit Sharing Plan and Trust(1)
	10.2	Employee Severance Compensation Plan(2)
	10.3	Employee Stock Ownership Plan(1)
	10.4	2000 Stock Option Plan (3)
	10.5	2000 Management Recognition Plan (3)
	10.6	Amended Employment Agreement with Michael R. Deller (4)
	10.7	Amended Employment Agreement with Jeffrey R. Mitchell
	10.8	Amended Employment Agreement with Robert L. Nall
	10.9	Employment Agreement with Philip Mitterling
	10.10	Amended Employment Agreement with Philip Mitterling
	21	Subsidiaries of the Registrant
	23	Consent of Auditors
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

_______________
(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3)	Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.
(4)	Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

        (b)     Reports on Form 8-K

        None.


SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERTRUST FINANCIAL GROUP, INC.

Date: June 8, 2004	By: /s/ Michael B. Hansen
Michael B. Hansen
Chairman of the Board and President
(Chief Executive Officer)

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Michael B. Hansen	Chairman of the Board, President,	June 8, 2004
Michael B. Hansen	Chief Executive Officer and
Director (Principal Executive
Officer)

/s/ Jeffrey R. Mitchell	Senior Vice President and Chief Financial	June 8, 2004
Jeffrey R. Mitchell	Officer (Principal Financial
and Accounting Officer)

/s/ Margaret B. Bavasi	Director	June 8, 2004
Margaret B. Bavasi

/s/ Thomas R. Collins	Director	June 8, 2004
Thomas R. Collins

/s/ Michael R. Deller	Director	June 8, 2004
Michael R. Deller

/s/ Thomas J. Gaffney	Director	June 8, 2004
Thomas J. Gaffney

/s/ R. Michael Kight	Director	June 8, 2004
R. Michael Kight

/s/ George S. Newland	Director	June 8, 2004
George S. Newland

/s/ William J. Rucker	Director	June 8, 2004
William J. Rucker

/s/ Louis H. Mills	Director	June 8, 2004
Louis H. Mills

/s/ Robert G. Wolfe	Director	June 8, 2004
Robert G. Wolfe


Exhibit 10.7

Amended Employment Agreement with Jeffrey R. Mitchell


SECOND AMENDMENT TO EMPLOYMENT AGREEMENT

        This is a Second Amendment to Employment Agreement attached as Exhibit A dated September 30, 1999 (the "Agreement") as amended by Amendment to Employment Agreement dated April 28, 2003, by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank") and JEFFREY R. MITCHELL (the "Employee").

        WHEREAS, the Employee is currently serving as the Senior Vice President and Chief Financial Officer of the Company and of the Bank; and

        WHEREAS, the Board of Directors of the company and the Board of Directors of the Bank (collectively, the "Board of Directors") and Employee desire to amend said Employment Agreement; and

        WHEREAS, the Board of Directors has approved the authorization and execution of this Second Amendment of Agreement with Employee,

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit A is amended as follows:

        1.        Deletion of First Amendment. The First Amendment dated April 28, 2003, is deleted in its entirety.

        2.      Paragraph 2 of the Agreement, entitled "Term". Paragraph 2 of the Agreement, entitled "Term" is amended to read as follows:

The term of this Agreement will be until February 24, 2005. Beginning on February 24, 2005, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.        Paragraph 7(d) of the Agreement, entitled "Change In Control". Paragraph 7(d) of the Agreement, entitled "Change In Control" is amended to read as follows:

In the event of a Change in Control which occurs at any time after the Effective Date while the Employee is employed under this Agreement, irrespective of whether or not Employee is terminated, the Company and Bank shall jointly pay to the Employee a lump sum, in cash, within twenty-five (25) days after the Change in Control in an amount equal to:

1


1.	One hundred fifty percent (150%) of the Employee's base compensation ("Monthly Salary") paid to the Employee during the twelve (12) full months prior to the Change in Control; and

2.	One hundred fifty percent (150%) of the Employee's average bonus ("Year End Bonus") paid to Employee during the five (5) fiscal years of the Company and Bank preceding the Change in Control.

In addition, the Company and Bank shall jointly provide to Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of Employee and his dependents and beneficiaries who would have been eligible for such benefits, on terms substantially as favorable to the Employee, including amounts of coverage, deductibles and other costs to him as if there had been no Change in Control, irrespective of whether or not Employee is involuntarily terminated.

In the event Employee is entitled to the benefits payable under this Section 7(d), Employee shall not be entitled to any benefits under Section 7(a), even if there is both a Change in Control and an Involuntary Termination.

        4.        Paragraph 9 of the Agreement, entitled "Non-Competition", subparagraph (a). Paragraph 9 of the Agreement, entitled "Non-Competition", Subparagraph (a) is amended to read as follows:

Upon termination of Employee's employment hereunder except pursuant to Section 7(a) hereof and except in the case of a Change in Control, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) or (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any

2


other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee.

        5.        Paragraph 10 of the Agreement, entitled "Solicitation and/or Providing Services After Termination". A new Paragraph 10 is added to the Agreement as follows:

          10.        Solicitation and/or Providing Services After Termination.

Employee agrees that, in addition to any other limitations, for a period of eighteen (18) months after termination of his employment under this Agreement, for whatever reason:

        (a)     Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit or provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision;

        (b)     Employee will not directly encourage or solicit any employee of the Bank and/or Company to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave.

        6.        All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

        7.        All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK	EMPLOYEE

/s/ Lorelei Christenson	/s/ Jeffrey R. Mitchell
Lorelei Christenson Corporate Secretary	Jeffrey R. Mitchell Senior Vice President and Chief Financial Officer


/s/ Lou Mills
Lou Mills Compensation Committee Chair

4


Exhibit 10.8

Amended Employment Agreement with Robert L. Nall


SECOND AMENDMENT TO EMPLOYMENT AGREEMENT

        This is a Second Amendment to Employment Agreement attached as Exhibit A dated September 30, 1999 (the "Agreement") as amended by Amendment to Employment Agreement dated April 28, 2003, by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and its wholly owned subsidiary, EVERTRUST BANK (the "Bank") and ROBERT NALL (the "Employee").

        WHEREAS, the Employee is currently serving as the Senior Vice President and Chief Lending Officer of the Company and of the Bank; and

        WHEREAS, the Board of Directors of the company and the Board of Directors of the Bank (collectively, the "Board of Directors") and Employee desire to amend said Employment Agreement; and

        WHEREAS, the Board of Directors has approved the authorization and execution of this Second Amendment of Agreement with Employee,

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the Agreement attached hereto as Exhibit A is amended as follows:

        1.        Deletion of First Amendment. The First Amendment dated April 28, 2003, is deleted in its entirety.

       2.       Paragraph 2 of the Agreement, entitled "Term". Paragraph 2 of the Agreement, entitled "Term" is amended to read as follows:

The term of this Agreement will be until February 24, 2005. Beginning on February 24, 2005, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3.        Paragraph 7(d) of the Agreement, entitled "Change In Control". Paragraph 7(d) of the Agreement, entitled "Change In Control" is amended to read as follows:

In the event of a Change in Control which occurs at any time after the Effective Date while the Employee is employed under this Agreement, irrespective of whether or not Employee is terminated, the Company and Bank shall jointly pay to the Employee a lump sum, in cash, within twenty-five (25) days after the Change in Control in an amount equal to:

1

1.	One hundred fifty percent (150%) of the Employee's base compensation ("Monthly Salary") paid to the Employee during the twelve (12) full months prior to the Change in Control; and

2.	One hundred fifty percent (150%) of the Employee's average bonus ("Year End Bonus") paid to Employee during the five (5) fiscal years of the Company and Bank preceding the Change in Control.

In addition, the Company and Bank shall jointly provide to Employee during the remaining term of this Agreement substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of Employee and his dependents and beneficiaries who would have been eligible for such benefits, on terms substantially as favorable to the Employee, including amounts of coverage, deductibles and other costs to him as if there had been no Change in Control, irrespective of whether or not Employee is involuntarily terminated.

In the event Employee is entitled to the benefits payable under this Section 7(d), Employee shall not be entitled to any benefits under Section 7(a), even if there is both a Change in Control and an Involuntary Termination.

        4.        Paragraph 9 of the Agreement, entitled "Non-Competition", subparagraph (a). Paragraph 9 of the Agreement, entitled "Non-Competition", Subparagraph (a) is amended to read as follows:

Upon termination of Employee's employment hereunder except pursuant to Section 7(a) hereof and except in the case of a Change in Control, Employee agrees not to compete with the Bank and/or Company for a period of one (1) year following such termination in Snohomish or King County, Washington. Employee agrees that during such period and within such area, Employee shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Bank and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Bank and/or Company, its business and property in the event of Employee's breach of this Subsection 9(a) agree that in the event of any such breach by Employee, the Bank and/or Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Employee, Employee's partners, agents, servants, employers, employees and all persons acting for or with Employee. Employee represents and admits that in the event of the termination of his employment pursuant to Section 7(b) or (c) hereof, Employee's experience and capabilities are such that Employee can obtain employment in a business engaged in other kinds and/or of a different nature than the Bank and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Employee from earning a livelihood. Nothing herein will be construed as prohibiting the Bank and/or Company from pursuing any

2


other remedies available to the Bank and/or Company for such breach or threatened breach, including the recovery of damages from Employee.

        5.        Paragraph 10 of the Agreement, entitled "Solicitation and/or Providing Services After Termination". A new Paragraph 10 is added to the Agreement as follows:

        10.       Solicitation and/or Providing Services After Termination.

Employee agrees that, in addition to any other limitations, for a period of eighteen (18) months after termination of his employment under this Agreement, for whatever reason:

        (a)     Employee will not, on behalf of himself or on behalf of any other person, firm, corporation, or other entity solicit or provide any financial services to those customers/relationships who/which have been developed as a result of the Employee's tenure with the Bank and/or Company under this Agreement. Customer/banker relationships which the Employee brought to the Bank and/or Company as a result of previous relationships and those that arose as a result of referrals from those previous relationships are exempt from this provision. Upon termination from employment, upon request of the Bank and/or Company, Employee will provide a list of those previous relationships which he claims are exempt from this provision to the Bank and/or Company. If a customer, in the Bank and/or Company's sole discretion, requests a relationship or a service which is not offered by the Bank and/or Company after termination of this Agreement, such will also be exempt from this provision;

        (b)     Employee will not directly encourage or solicit any employee of the Bank and/or Company to leave such employment for any reason, nor assist others in so soliciting or encouraging employees of the Bank and/or Company to leave.

        6.        All remaining paragraphs in the Agreement following amended newly inserted Paragraph 10 are renumbered in the order in which they appear.

        7.        All provisions of the Agreement not specifically amended remain in full force and effect.

EVERTRUST FINANCIAL GROUP, INC. EVERTRUST BANK	EMPLOYEE

/s/ Lorelei Christenson	/s/ Robert Nall
Lorelei Christenson Corporate Secretary	Robert Nall Senior Vice President and Chief Lending Officer


/s/ Lou Mills
Lou Mills Compensation Committee Chair

4


Exhibit 10.9

Employment Agreement with Philip Mitterling


EMPLOYMENT AGREEMENT BETWEEN
PHILIP MITTERLING AND EVERTRUST FINANCIAL GROUP, INC.
WITH REFERENCE TO A CHANGE IN CONTROL

        This is an Amendment in its entirety of that certain Employment Agreement dated March 24, 2003, by and between EVERTRUST FINANCIAL GROUP, INC. (the "Company") and PHILIP MITTERLING (the "Employee").

        In the event of a Change in Control which occurs at any time after the effective date of this Agreement while the Employee is employed under this Agreement, irrespective of whether or not Employee is terminated, the Company shall pay to Employee a lump sum, in cash, within twenty-five (25) days after the Change in Control in an amount equal to one hundred fifty percent (150%) of the Employee's base compensation ("Monthly Salary") paid to the Employee during the twelve (12) months prior to the Change in Control.

        For purposes of this Agreement, the term "Change in Control" means: (1) an offeror other than the Company purchases shares of stock of the Company pursuant to a tender or exchange offer for such shares; (2) an event of a nature that results in the acquisition of control of the company within the meaning of the Bank Holding company Act of 1956, as amended, under 12 U.S.C. Section 1841 (or any successor statute or regulation) or requires the filing of a notice with the Federal Deposit Insurance Corporation under 12 U.S.C. Section 1817(j) (or any successor statute or regulation); (3) an event that would be required to be reported in response to Item 1 of the current report on Form 8-K, as in effect on the Effective Date, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (4) any person (as the term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Company representing 25% or more of the combined voting power of the Company's outstanding securities; (5) individuals who are members of the board of directors of the Company immediately following the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequently whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; or (6) consummation of a plan of reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity, or a transaction at the completion of which the former stockholders of the acquired corporation become the holders of more than 40% of the outstanding common stock of the Company and the Company is the resulting entity of such transaction; provided that the term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Company.

1


        The term "Effective Date" means the date of this Agreement.

        The term of this Agreement will be until February 24, 2005. Beginning on February 24, 2005, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year, provided that (i) neither the Employee nor the Bank and/or Company have given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        Section 280G of the Internal Revenue code provides that severance payments that equal or exceed three times the individual's base amount are deemed to be "excess parachute payments" if they are conditioned upon a Change in Control. Individuals receiving parachute payments in excess of 2.99 times their base amount are subject to a 20% excise tax on the amount of such payments. If excess parachute payments are made, EverTrust would not be entitled to deduct the amount of such excess payments. Therefore, this Agreement process that severance payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the Employee will be considered excess parachute payments.

/s/ Philip Mitterling
PHILIP MITTERLING, Treasurer	Date

/s/ Lori Christenson
LORI CHRISTENSON, Corporate Secretary	Date

/s/ Lou Mills
LOU MILLS, Compensation Committee	Date

2


Exhibit 10.10

Amended Employment Agreement with Philip Mitterling


Employment Agreement Between Philip Mitterling & EverTrust Financial Group, Inc.

In the event that Philip Mitterling (the "employee") is involuntarily terminated solely because of a "change in control" of EverTrust Financial Group (as defined below), he shall be entitled to receive 2.99 times his average annual base salary (excluding any bonuses) during the five-year period prior to the effective date of the change in control. If the employee does not have 5 years of service, the average of the actual number of years of service will be used to make this calculation. The maximum benefit will be distributed in the form of a lump sum cash payment within 30 days of the effective date of the involuntary termination.

For the purpose of this agreement, a "change in control" is defined as having occurred when, among other things, a person other than EverTrust purchases shares of EverTrust Financial Group, Inc.'s common stock under a tender or exchange offer for the shares; any person, as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, is or becomes the beneficial owner, directly or indirectly, of securities of EverTrust representing 25% or more of the combined voting power of EverTrust's then outstanding securities; the membership of the Board of Directors changes as the result of a contested election; or shareholders of EverTrust approve a merger, consolidation, sale or disposition of all or substantially all of EverTrust's assets, or a plan of partial or complete liquidation.

The term of this Agreement shall be a period of one-year commencing on the Effective Date. Beginning on the first anniversary of the Effective Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then remaining term, provided that (I) neither the Employee nor the Company has give notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further; and (ii) prior to such anniversary, the Board of Directors explicitly reviews and approves the extension. References herein to the term of this Agreement shall refer to both such initial term and such extended terms.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individuals base amount are deemed to be "excess parachute payments" if they are conditioned upon a change in control. Individuals receiving parachute payments in excess of 2.99 times their base amount are subject to a 20 % excise tax on the amount of such payments. If excess parachute payments are made, EverTrust would not be entitled to deduct the amount of such excess payments. Therefore, this agreement provides that severance payment that are subject to a change in control will be reduces as much as necessary to ensure that no amounts payable to the employee will be considered excess parachute payments.

1


/s/ Philip Mitterling	03/24/03
Philip Mitterling, Treasurer	Date

/s/ William J. Rucker	03/24/03
William J. Rucker, Compensation Committee	Date

/s/ Lori Christenson	03/24/03
Lori Christenson, Corporate Secretary	Date

2

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


Exhibit 23

Independent Auditors Consent


INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference in Registration Statement Nos. 333-89285 and 333-48884 of EverTrust Financial Group, Inc. on Form S-8 of our report dated May 10, 2004, appearing in the Annual Report on Form 10-K of EverTrust Financial Group, Inc. for the year ended March 31, 2004.

/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Seattle, Washington
June 7, 2004


Exhibit 31.1

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

Date: June 8, 2004

                                                                                                            /s/Michael B. Hansen
                                                                                                            Michael B. Hansen
                                                                                                            Chief Executive Officer


Exhibit 31.2

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

Date: June 8, 2004

                                                                                                            /s/Jeffrey R. Mitchell
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

Dated: June 8, 2004
