Form 10-Q
period 2004-06-30
EVERTRUST FINANCIAL GROUP INC
filed 2004-08-09
CIK 1088514

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly period ended                June 30, 2004
                                                       -------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

                        Commission File Number: 0-26993

                        EVERTRUST FINANCIAL GROUP, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Washington                                         91-1613658
---------------------------------                  ---------------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           I.D. Number)


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

(1) Yes   X   No
        -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES   X    NO
     -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:                                      As of August 6, 2004
---------------------------                          ---------------------
Common stock, no par value                                 6,930,848

                        EVERTRUST FINANCIAL GROUP, INC.
                              Table of Contents

                                                                    Page

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements. The Consolidated Financial
         Statements of EverTrust Financial Group, Inc. filed as a part of the report are as follows:

            Consolidated Statements of Financial Condition as
             of June 30, 2004 and March 31, 2004                      1
            Consolidated Statements of Operations for the three
             months ended June 30, 2004 and 2003                      2
            Consolidated Statements of Comprehensive Income for
             the three months ended June 30, 2004 and 2003            3
            Consolidated Statements of Changes in Equity for the
             twelve months ended March 31, 2004 and three months
             ended June 30, 2004                                      4
            Consolidated Statements of Cash Flows for the three
             months ended June 30, 2004 and 2003                      5
            Notes to Consolidated Financial Statements                6

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

            General                                                   11
            Selected Financial Ratios                                 12
            Comparison of Financial Condition at June 30, and
             March 31, 2004                                           13
            Comparison of Operating Results for the three months
             ended June 30, 2004 and 2003                             15
            Liquidity and Capital Resources                           17
            Capital Requirements                                      18

ITEM 3 - Quantitative and Qualitative Disclosures About Market
         Risk and Asset and Liability Management and Market Risk      18

ITEM 4 - Controls and Procedures                                      19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                   19
         Item 2.  Changes in Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities              19
         Item 3.  Defaults upon Senior Securities                     20
         Item 4.  Submission of Matters to a Vote of Stockholders     20
         Item 5.  Other Information                                   20
         Item 6.  Exhibits and Reports on Form 8-K                    20

SIGNATURES                                                            21

Part 1 - Financial Information
------------------------------
Item 1 - Financial Statements

                          EverTrust Financial Group, Inc.
                  Consolidated Statements of Financial Condition
                         June 30, 2004 and March 31, 2004
              (Dollar amounts in thousands, except per share amounts)

                                                     June 30,   March 31,
                                                        2004        2004
                                                      --------   --------
ASSETS                                                   (Unaudited)

Cash and cash equivalents, including interest
 bearing deposits of $555 and $1,000                  $ 19,123   $ 14,995
Securities available for sale, amortized cost of
 $67,619 and $66,914                                    66,889     67,567
Securities held to maturity, fair value of $2,305
 and $2,419                                              2,229      2,311
Federal Home Loan Bank stock, at cost                    6,716      6,650
Loans receivable, net of allowances of $9,148 and
 $9,046                                                658,780    661,756
Loans held for sale, fair value of $650 and $907           643        886
Accrued interest receivable                              3,337      3,301
Premises and equipment, net                              6,874      7,206
Other real estate owned                                     --        375
Prepaid expenses and other assets                        4,429      5,025

                                                      --------   --------
     Total Assets                                     $769,020   $770,072
                                                      ========   ========

LIABILITIES AND EQUITY
----------------------

LIABILITIES:
  Deposit accounts                                    $553,852   $546,388
  Federal Home Loan Bank advances and other
   borrowings                                          120,117    128,531
  Accounts payable and other liabilities                 3,876      4,574

                                                      --------   --------
     Total Liabilities                                 677,845    679,493

COMMITMENTS AND CONTINGENCIES

EQUITY:
  Common stock - no par value, 73,500,000 shares
   authorized, 6,892,660 shares and 6,890,160
   shares outstanding at June 30, 2004 and
   March 31, 2004, respectively                         23,845     23,819
  Retained earnings                                     68,017     66,738
  Shares held in trust for stock-related
   compensation plans                                     (205)      (409)
  Accumulated other comprehensive (loss) income           (482)       431

                                                      --------   --------
     Total Equity                                       91,175     90,579
                                                      --------   --------

Total Liabilities and Equity                          $769,020   $770,072
                                                      ========   ========

                         EverTrust Financial Group, Inc.
                      Consolidated Statements of Operations
                 For the Three Months Ended June 30, 2004 and 2003
             (Dollar amounts in thousands, except per share amounts)

                                            Three Months Ended June 30,
                                            --------------------------
                                               2004            2003
                                            ----------      ----------
                                                    (Unaudited)
INTEREST INCOME:
  Loans receivable                          $   10,261      $   10,505
  Investment securities:
    Taxable interest income                        521             442
    Tax-exempt interest income                      19              43
    Dividend income                                 66              86
                                            ----------      ----------
      Total investment security income             606             571
                                            ----------      ----------
      Total interest income                     10,867          11,076
INTEREST EXPENSE:
  Deposit accounts                               2,639           3,097
  Federal Home Loan Bank advances and
   other borrowings                              1,178           1,284
                                            ----------      ----------
      Total interest expense                     3,817           4,381
                                            ----------      ----------
      Net interest income                        7,050           6,695
PROVISION FOR LOAN LOSSES                          100             175
                                            ----------      ----------
      Net interest income after provision
       for loan losses                           6,950           6,520
NONINTEREST INCOME:
  Loan service fees                                753             695
  Gain on sale of securities                        --               2
  Gain on sale of loans                            337             301
  Other, net                                       780             646
                                            ----------      ----------
      Total noninterest income                   1,870           1,644
                                            ----------      ----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                 3,002           3,152
  Occupancy and equipment                          742             710
  Information processing costs                     369             376
  KeyCorp merger costs                             323              --
  Other, net                                     1,231             967
                                            ----------      ----------
      Total noninterest expenses                 5,667           5,205
                                            ----------      ----------
      Earnings before federal income taxes       3,153           2,959
FEDERAL INCOME TAXES                             1,116             994
                                            ----------      ----------
NET INCOME                                  $    2,037      $    1,965
                                            ==========      ==========

Net income per common share - basic         $     0.30      $     0.28
                                            ==========      ==========
Net income per common share - diluted       $     0.28      $     0.26
                                            ==========      ==========

Weighted average shares outstanding - basic  6,782,740       6,990,670
Weighted average shares outstanding -
 diluted                                     7,258,185       7,498,660

Dividends paid per share                    $    0.110      $    0.080

                       EverTrust Financial Group, Inc.
          Consolidated Statements of Comprehensive Income (In thousands)
                For the Three Months Ended June 30, 2004 and 2003
                                 (Unaudited)


                                                         2004        2003
                                                        ------     ------

NET INCOME                                              $2,037     $1,965
OTHER COMPREHENSIVE INCOME (LOSS), net of income taxes:
  Gross unrealized gain (loss) on securities:
    Unrealized holding (loss) gain during the period,
     net of deferred income tax (benefit) expense
     of ($470) and $36                                    (913)        69
    Less adjustment of gains (loss) included in net
     income, net of income tax of $(-) and $(-)              -         (1)
                                                        ------     ------
    Other comprehensive income (loss)                     (913)        68
                                                        ------     ------

COMPREHENSIVE INCOME                                    $1,124     $2,033
                                                        ======     ======

                                 EverTrust Financial Group, Inc.
                            Consolidated Statements of Changes in Equity
          For the Twelve Months Ended March 31, 2004 and Three Months Ended June 30, 2004
                           (Dollar amounts in thousands, Unaudited)

                                                                          Shares       Accumu-
                                                                          held in       lated
                                                                         trust for      other
                                                                          stock-       compre-
                            Common Stock                                  related      ensive
                       ---------------------   Debt related  Retained   compensation   income
                         Shares     Amount       to ESOP     Earnings      plans       (loss)      Total
                       ---------  -----------  -----------  -----------  ----------  ----------  ----------
BALANCE, April 1,
 2003                  7,252,168      $30,613     $(396)      $62,542     $(1,301)     $ 237      $91,695
                       =========      =======     =====       =======     =======      =====      =======
Common stock
 repurchased            (465,186)      (9,258)                                                     (9,258)
Common stock options
 exercised               103,178          977                                                         977
Tax benefit from
 stock options
 exercised                              1,034                                                       1,034
Repayment of ESOP debt                              396                                               396
ESOP activity - Change
 in value of shares
 committed to be
 released                                 453                                                         453
Amortization of
 compensation related
 to Management
 Recognition Plan
 (MRP)                                                                        892                     892
Net income                                                      7,046                               7,046
Dividends paid                                                 (2,850)                             (2,850)
Other comprehensive
 income (loss), net
 of  income taxes                                                                        194          194
                       ---------      -------     -----       -------     -------      -----      -------
BALANCE, March 31,
 2004                  6,890,160      $23,819     $   -       $66,738     $  (409)     $ 431      $90,579
                       =========      =======     =====       =======     =======      =====      =======

Common stock options
 exercised                 2,500           26                                                          26
Amortization of
 compensation related
 to Management
 Recognition Plan
 (MRP)                                                                        204                     204
Net income                                                      2,037                               2,037
Dividends paid                                                   (758)                               (758)
Other comprehensive
 income (loss), net
 of income taxes                                                                        (913)        (913)
                       ---------      -------     -----       -------     -------      -----      -------
BALANCE, June 30,
 2004                  6,892,660      $23,845     $   -       $68,017     $  (205)     $(482)     $91,175
                       =========      =======     =====       =======     =======      =====      =======

                                                   4



               EverTrust Financial Group, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows (In thousands)
               For the Three Months Ended June 30, 2004 and 2003
                                 (Unaudited)

                                                      2004         2003
                                                   ---------    ---------
OPERATING ACTIVITIES:
  Net income                                       $   2,037    $   1,965
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization of premises
     and equipment                                       367          407
    Dividends on Federal Home Loan Bank stock and
     accretion of investment security discounts          (74)        (253)
    Amortization of investment security premiums         160           80
    Provision for losses on loans                        100          175
    Amortization of deferred loan fees and costs        (616)        (659)
    Loan fees deferred                                   505          509
    Proceeds from sale of loans                        5,115       14,343
    Loans originated for sale                         (4,872)     (11,053)
    Amortization of compensation related to MRP          204          216
    Changes in operating assets and liabilities:
      Accrued interest receivable                        (36)          51
      Prepaid expenses and other assets                1,066        2,355
      Accounts payable and other liabilities            (698)      (1,211)
                                                   ---------    ---------

  Net cash provided by operating activities            3,258        6,925

INVESTING ACTIVITIES:
  Proceeds from maturities of securities available
   for sale                                            4,911        3,298
  Proceeds from maturities of securities held to
   maturity                                               82          197
  Proceeds from sale of securities available for sale    673        1,613
  Purchases of securities available for sale          (6,441)     (16,070)
  Loan principal payments                            162,539      109,242
  Loans originated or acquired                      (159,552)     (95,922)
  Proceeds from sales of reaquired assets and OREO       375           --
  Investment in limited partnership                       --         (112)
  Net additions to premises and equipment                (35)        (104)
                                                   ---------    ---------

  Net cash used by investing activities                2,552        2,142
                                                   ---------    ---------

FINANCING ACTIVITIES:
  Net increase in deposit accounts                     7,464       11,441
  Proceeds from stock options exercised                   26           85
  Dividends paid on common stock                        (758)        (581)
  Proceeds from Federal Home Loan Bank advances      163,900        9,400
  Repayments of Federal Home Loan Bank advances     (172,313)     (14,063)
                                                   ---------    ---------

  Net cash provided (used) by financing activities    (1,681)       6,282
                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              4,128       15,349

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 14,995       37,259
                                                   ---------    ---------

  End of period                                    $  19,123    $  52,608
                                                   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest on deposits                          $   2,647    $   3,103
     Federal income taxes                          $      60    $     100
     Interest on borrowings                        $   1,233    $   1,317

                      EverTrust Financial Group, Inc.
                 Notes to Consolidated Financial Statements
                    Three Months Ended June 30, 2004
                                  (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The unaudited consolidated financial statements of EverTrust Financial Group, Inc. (EverTrust or the Company) and its subsidiaries reflect all adjustments which are, in the opinion of management, necessary to present fairly the statements of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements include EverTrust's wholly owned subsidiaries, EverTrust Bank (EverTrust Bank or the Bank) and Mutual Bancshares Capital Inc. (MB Cap). All significant intercompany accounts and transactions have been eliminated in consolidation.

The balance sheet data as of March 31, 2004 was derived from audited financial statements, but does not include all disclosures which have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to the presentation of interim financial statements. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the entire year. It is suggested that these consolidated financial statements and notes are read in conjunction with the consolidated financial statements and notes included in EverTrust's Annual Report on Form 10-K for the year ended March 31, 2004, which was filed with the SEC on June 8, 2004.

Note 2 - Recent Events
----------------------

On June 25, 2004, the Company announced that it had entered into a definitive agreement that provides for the acquisition of EverTrust by KeyCorp. The transaction, subject to approval by EverTrust shareholders and the appropriate regulators, is expected to close in the quarter ended December 31, 2004.

Note 3 - Stock Repurchases
--------------------------

In January 2003, the Company announced an eighth repurchase plan of up to 735,000 shares, or 10%, of the Company's outstanding common stock. As a result of the merger discussions during the three months ended June 30, 2004, the Company did not repurchase any additional shares during the quarter, leaving a balance of 140,965 shares under the current plan. Unless the merger with KeyCorp is not completed, the Company will not repurchase any more shares.

Note 4 - Earnings per share
---------------------------

Earnings per share (EPS) is computed using the weighted average number of common and diluted shares outstanding during the period. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted into common stock. The only reconciling items after the calculation of basic EPS are the inclusion of stock options and restricted stock awards, which increase the shares outstanding in diluted EPS by 475,445 and 507,990 for the three months ended June 30, 2004 and 2003, respectively.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for it's stock options. Accordingly, no compensation cost has been recognized for the Company's option plan since the exercise price of all options has been equal to the fair value of the Company's stock at the grant date. Had compensation costs for the Company's compensation plan been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income attributable to common stock would have been reduced by $73,000 and $75,000 for the three months ended June 30, 2004 and June 30, 2003, respectively. Net income per share for basic and diluted would have decreased by $.01 for the three months ended June 30, 2004 and 2003, respectively.

Had compensation cost for the options been determined based on the fair value at the option grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                             For the Three Months Ended
                                           June 30, 2004     June 30, 2003
                                           -------------     -------------
Net income as reported                         $2,037           $1,965
Stock based employee compensation expense         (73)             (75)
                                               ------           ------
Pro forma net income                           $1,964           $1,890

Basic earnings per share:
  As reported                                    0.30             0.28
  Pro forma                                      0.29             0.27

Diluted earnings per share:
  As reported                                    0.28             0.26
  Pro forma                                      0.27             0.25

Note 5 - Lines of Business
--------------------------

Beginning April 1, 2003, the Company began managing the activities of EverTrust Bank under the following lines of business: Business and private banking (including EverTrust Asset Management (ETAM)), the real estate lending group, and the retail banking division.

The operating results of the Company and MB Cap have been included in "Other" for both periods. Their results are not significant when taken on an individual basis.

Financial highlights by lines of business are as follows (in thousands):


                                                    Three Months Ended June 30, 2004
                             -----------------------------------------------------------------------------
                               The Bank's     The Bank's
                                business      real estate    The Bank's
                              and private       lending       retail
                             banking group       group       division     Other    Eliminations     Total
                             -------------    -----------    ---------   -------   ------------    -------
Condensed income statement:

Net interest income after
  provision for loan losses     $   662        $  4,025      $  2,188    $    75     $      -     $  6,950
Other income                        466             725           692      2,637       (2,650)       1,870
Other expense                     1,032             962         2,681      1,005          (13)       5,667
                                -------        --------      --------    -------     --------     --------

Income before income taxes           96           3,788           199      1,707       (2,637)       3,153
Income taxes                         35           1,346            65       (330)          --        1,116
                                -------        --------      --------    -------     --------     --------

Net income                      $    61        $  2,442      $    134    $ 2,037     $ (2,637)    $  2,037
                                =======        ========      ========    =======     ========     ========

Total assets                    $50,164        $546,605      $156,682    $94,599     $(79,030)    $769,020
                                =======        ========      ========    =======     ========     ========


                                                    Three Months Ended June 30, 2003
                             -----------------------------------------------------------------------------
                               The Bank's     The Bank's
                                business      real estate    The Bank's
                              and private       lending       retail
                             banking group       group       division     Other    Eliminations     Total
                             -------------    -----------    ---------   -------   ------------    -------
Condensed income statement:

Net interest income after
 provision for loan losses       $   677        $  3,946      $  1,835   $    62    $     --      $  6,520
Other income                         401             480           776     2,371      (2,384)        1,644
Other expense                      1,072             942         2,528       676         (13)        5,205
                                 -------        --------      --------   -------    --------      --------

Income before income taxes             6           3,484            83     1,757      (2,371)        2,959
Income taxes                           2           1,172            28      (208)         --           994
                                 -------        --------      --------   -------    --------      --------

Net income                       $     4        $  2,312      $     55   $ 1,965    $ (2,371)     $  1,965
                                 =======        ========      ========   =======    ========      ========

Total assets                     $62,169        $449,353      $194,436   $97,240    $(89,742)     $713,483
                                 =======        ========      ========   =======    ========      ========



Note 6 -  Additional Information Regarding Investment Securities
----------------------------------------------------------------

The following table sets forth the composition of the Company's investment portfolio at the dates indicated (in thousands):

                                   June 30, 2004           March 31, 2004
                                ---------------------   ---------------------
                                Amortized      Fair     Amortized      Fair
                                   Cost        Value       Cost        Value
                                ---------    --------   ---------     -------
Available for sale:
Investment securities:
  U.S. Government Agency
   obligations                    $28,412     $28,172     $27,525     $27,769
  Corporate obligations                --          --          --          --
  Municipal obligations             2,180       2,176       1,931       1,947
  Equity securities                   581         594          15          28
  Certificates of deposit              --          --          --          --
  Mortgage-backed securities       36,446      35,947      37,443      37,823
                                  -------     -------     -------     -------
     Total available for sale     $67,619     $66,889     $66,914     $67,567
                                  =======     =======     =======     =======

Held to maturity:
Investment securities:
  U.S. Government Agency
   obligations                    $ 1,001     $ 1,036     $ 1,001     $ 1,057
  Municipal obligations               955         976       1,015       1,044
  Certificates of deposit             273         293         295         318
                                  -------     -------     -------     -------
  Mortgage-backed securities      $ 2,229     $ 2,305     $ 2,311     $ 2,419
                                  =======     =======     =======     =======
     Total available for sale     $69,848     $69,194     $69,225     $69,986
                                  =======     =======     =======     =======

U.S. Government Agency obligations increased $887,000 at cost from $28.5 million at March 31, 2004 to $29.4 million at June 30, 2004. Mortgage-backed securities decreased $403,000 at cost from $37.1 million at March 31, 2004 to $36.7 million at June 30, 2004. The Company will continue to look to invest excess cash over the next several months in high quality investments and loans.

At June 30, 2004 equity securities were comprised of, at cost, $581,000 ($594,000 fair value) in money market mutual funds. During the three months ended December 31, 2003, the Company sold all of it's remaining common stock held in publically traded companies and recorded a pre-tax loss of $95,000. The Company has no plans at this time to reinvest in common stock of other companies.

Note 7 - Additional Information Regarding Federal Home Loan Bank Advances and
-----------------------------------------------------------------------------
Other Borrowings
----------------

The following table sets forth maturity detail on EverTrust's Federal Home Loan Bank advances and other borrowings (in thousands):

                                      June 30, 2004     March 31, 2004
                                      -------------     --------------
     Nonamortizing:
       Due within 1 year                 $ 62,550          $ 65,750
       After 1 year through 2 years        16,950            17,900
       After 2 years through 3 years       16,550            16,350
       After 3 years through 5 years       14,350            16,600
       After 5 years through 10 years       7,650             9,650
       After 10 years                       1,500             1,700
     Amortizing:
       After 10 years                         567               581
                                         --------          --------

                                         $120,117          $128,531
                                         ========          ========

At June 30, 2004 and March 31, 2004, the Bank had $47.0 million available in unsecured lines of credit with commercial banks. At June 30, 2004 there were no advances on the lines of credit with commercial banks. In addition, the Bank has a revolving line of credit with the Federal Home Loan Bank of up to 35% of total assets or the Bank's available collateral, whichever is less.

Note 8 - Recently Issued Accounting Standards
---------------------------------------------

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. SFAS 150 is effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not materially impact the Company's consolidated results of operations, financial position, or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (DIG) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2004, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Certain Variable Interest Entities An Interpretation of ARB No. 51," to clarify when an entity should consolidate another entity known as a Variable Interest Entity (VIE), more commonly referred to as a special purpose entity or SPE. A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, and may include many types of SPEs. FIN No. 46 requires that an entity shall consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the VIE's expected residual returns if they occur, or both. FIN No. 46 is effective for newly created VIEs beginning February 1, 2003, and for existing VIEs as of the third quarter of 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Note 1). SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the Company has no material guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN No. 45 has not had a material impact on the Company's financial statements. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 allows financial institutions meeting certain criteria to reclassify unidentifiable intangible asset balances to goodwill and cease amortization. SFAS No. 147 is generally effective as of October 31, 2002. The adoption of SFAS No. 147 did not materially impact the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not materially impact the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which took effect for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes the initial and subsequent accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Company adopted SFAS No. 143 as of April 1, 2003. The adoption of SFAS No. 143 did not materially impact the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," which were effective for the Company on April 1, 2002. SFAS No. 141 requires all business combinations initiated after September 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but instead is subject to an impairment assessment at least annually. The Company has not engaged in any business combinations since the adoption of SFAS No. 141 and does not currently have any goodwill. The adoption of SFAS No. 141 and SFAS No. 142 have not had any effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General. EverTrust, a Washington state corporation, is primarily engaged in the business of planning, directing and coordinating the business of its wholly owned subsidiaries, EverTrust Bank and MB Cap.

EverTrust Bank's strategy is to operate as a community-based, retail oriented financial institution offering a wide variety of banking products, delivered and distinguished by providing a superior level of customized service to individuals. EverTrust Bank attracts retail deposits and generates real estate secured loans through its 12 full service banking offices and its two loan production offices using repeat business, targeted marketing, customer cross-selling, referrals and its longstanding reputation in its market area as a primary means of meeting this strategy. EverTrust Bank strives to serve a niche base of higher balance transaction account customers by offering tiered, interest-bearing products, versus a mass market strategy that seeks lower balance/no interest/high fee transaction accounts. In addition to offering multi-family and commercial real estate loans, the Bank focuses on construction and land development loans, and to a much lesser extent, one-to-four family real estate loans. Since single family lending has become a commodity product, EverTrust Bank has sought to diversify its lending activities by emphasizing real estate construction, multifamily and commercial lending. This diversification has allowed for continued customization of its lending products in a highly competitive environment.

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

The Bank expanded its business banking group by opening a new business and private banking office in Seattle, Washington in May 2002 and by increasing its business banking network throughout all of the Bank's offices in Snohomish County, Washington. A primary objective of the group is to generate non-interest bearing and other low-cost core deposits through its business banking and cash management products and services. In fiscal 2003, the Bank re-branded its business and private banking group as the private client group. The private client group also includes ETAM.

The Company does not presently engage in any activities outside of serving as a shell parent company for its subsidiaries. The operating strategy of the Company has been to enhance the performance of EverTrust Bank, and expand and diversify the consolidated operations of the Company across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. In connection with the Company's initial public offering in 1999 and as a result of the additional capital that was retained by the Company, this diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time.

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

The investment in the limited partnership investment is recorded using the equity method, based on the percentage of ownership held in the limited partnership. Such amounts were $1.3 million at June 30, 2004 and March 31, 2004.

Selected Financial Ratios
-------------------------

The following table sets forth certain selected financial ratios for EverTrust.

                                        Three Months Ended June 30,
                                        --------------------------
                                            2004        2003
SELECTED FINANCIAL RATIOS                  ------      ------

Performance Ratios:
Return on average assets (1)                1.06%       1.10%
Return on average equity (2)                8.89        8.42
Equity-to-assets ratio (3)                 11.90       13.09
Interest rate spread (4)                    3.40        3.39
Net interest margin (5)                     3.73        3.83
Average interest-earning assets to
 average interest-bearing liabilities     116.38      117.62
Other operating expenses as a percent
 of average total assets                    2.94        2.92
Efficiency ratio (6)                       63.46       62.25
Non interest income as a percent of
 net revenue                               20.96       19.71

---------------
(1)  Net earnings divided by average total assets.
(2)  Net earnings divided by average equity.
(3)  Average equity divided by average total assets.
(4) Difference between weighted average yield on interest-earning assets and weighted average rate on interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-bearing assets.
(6) Total other operating expenses divided by total net interest income (on a tax-equivalent basis) before provision for loan losses plus total other operating income.

Comparison of Financial Condition at June 30, 2004 and March 31, 2004
---------------------------------------------------------------------

Total assets decreased approximately $1.1 million from $770.1 million at March 31, 2004 to $769.0 million at June 30, 2004. Cash and cash equivalents increased $4.1 million from $15.0 million at March 31, 2004 to $19.1 million at June 30, 2004. The overall decrease in assets and increase in cash since March 31, 2004 is primarily as a result of the participation of $16.4 million in loans to other banks during the three months ended June 30, 2004. The participated loans had previously been held the Company's loan portfolio. Loans receivable (including loans held for sale) decreased $3.2 million from $662.6 million at March 31, 2004 to $659.4 million, primarily as a result of the participations.

Loan originations totaled $164.4 million for the three months ended June 30, 2004 compared to $107.0 million for the same period in 2003. Net loans receivable decreased $3.0 million from $661.8 million at March 31, 2004 to $658.8 million at June 30, 2004. Commercial and one-to-four family construction and land development loans increased $14.9 million from March 31, 2004 to $125.6 million at June 30, 2004. These increases were more than offset by a $9.0 million decrease in commercial real estate loans, a $3.9 million decrease in multifamily residential loans and a $2.7 million reduction in multifamily construction loans from March 31, 2004.

Loans held for sale at June 30, 2004 were $643,000, compared to $886,000 at March 31, 2004.

The following table is provided to disclose additional detail on EverTrust's loans (dollars in thousands):

                                      June 30, 2004         March 31, 2004
                                   -------------------    -------------------
                                    Amount     Percent     Amount     Percent
                                   --------    -------    --------    -------
Commercial construction            $ 55,866      8.3%    $ 45,786       6.8%
Commercial real estate              278,069     41.4      287,046      42.7
Multifamily construction             20,996      3.1       23,727       3.5
Multifamily residential             180,627     26.9      184,525      27.4
Business loans                       25,573      3.8       23,878       3.6
One-to-four family construction
 and land development                69,750     10.4       64,963       9.7
Consumer:
  Home equity and second mortgages   19,833      2.9       21,513       3.2
  Credit cards                          862      0.1          900       0.1
  Other installment loans             2,007      0.3        2,410       0.4
One to four family residential       18,781      2.8       20,353       3.0
                                   --------    -----     --------     -----
                                   $672,364    100.0%    $675,101     100.4%
                                   --------    =====     --------     =====
Less:
  Deferred loan fees and other       (4,436)               (4,299)
  Reserve for loan losses            (9,148)               (9,046)
                                   --------              --------

                                    (13,584)              (13,345)
                                   --------              --------

Loans receivable, net              $658,780              $661,756
                                   ========              ========

Loans held for sale                $    643              $    886
                                   ========              ========

At June 30, 2004, EverTrust had $611,000 in loans accounted for on a non-accrual basis compared to approximately $4.0 million at March 31, 2004. Two properties account for approximately $473,000 of the $611,000 total. The Company believes that it is adequately secured on both properties. The remaining $138,000 is comprised of five loans that may or may not be collected on in the future.

The following table provides a roll-forward of EverTrust's allowance for loan losses by quarter beginning with the quarter ended June 30, 2003 (in thousands):

                                             Quarter ended
                       -----------------------------------------------------
                       06/30/04    03/31/04   12/31/03   09/30/03   06/30/03
                       --------    --------   --------   --------   --------

Allowance at beginning
 of period              $9,046      $8,973     $8,747     $9,086     $8,979
Provision for loan
 losses                    100         100        250         --        175
Charge-offs                 (2)        (34)       (69)      (353)       (73)
Recoveries                   4           7         45         14          5
                        ------      ------     ------     ------     ------
  Balance at end of
   period               $9,148      $9,046     $8,973     $8,747     $9,086
                        ======      ======     ======     ======     ======

The following table sets forth certain asset quality ratios for EverTrust.

                                                  Three Months
                                                  Ended June 30,
                                               ------------------
                                                 2004       2003
                                               -------     ------
Asset Quality Ratios:
Nonaccrual and 90 days or more past due
 loans as a percent of total loans, net          0.09%      0.04%
Nonperforming assets as a percent of
 total assets                                    0.08       0.03
Allowance for losses as a percent of gross
 loans receivable                                1.37       1.52
Allowance for loan losses as a percent of
 nonperforming loans                         1,487.23   3,980.83
Net charge-offs (recoveries) to average
 outstanding loans                                 --       0.01

Total deposits of EverTrust increased by approximately $7.5 million, from $546.4 million at March 31, 2004 to $553.9 million at June 30, 2004. The change is primarily the result of increases in time deposits of $5.8 million and transaction accounts of $4.3 million offset in part by a decrease in money market accounts of $3.0 million since March 31, 2004. The increase in deposits from March 31, 2004 to June 30, 2004 is generally attributable to an increased emphasis in attracting business deposits and an increased customer preference for insured deposits.

The following table sets forth the balances of deposits in the various types of accounts offered by EverTrust at the dates indicated (dollars in thousands):

                                  At June 30, 2004     At March 31, 2004
                                  ----------------     -----------------
                                   Amount       %       Amount        %
                                  --------   -----     --------    -----

Noninterest-bearing accounts      $ 24,163     4.4%    $ 22,662      4.1%
Savings accounts                    13,327     2.4       12,964      2.4
Checking accounts                   99,223    17.9       96,463     17.7
Money market accounts              154,900    28.0      157,850     28.9

Time deposits by original term:
  One to 11 months                  34,595     6.2       35,575      6.5
  12 to 23 months                   95,086    17.2       96,355     17.6
  24 to 35 months                   30,900     5.6       28,240      5.2
  36 to 59 months                   23,415     4.2       22,956      4.2
  60 months and beyond              78,243    14.1       73,323     13.4
                                  --------   -----     --------    -----

                                   262,239    47.3      256,449     46.9
                                  --------   -----     --------    -----

                                  $553,852   100.0%    $546,388    100.0%
                                  ========   =====     ========    =====

Federal Home Loan Bank advances and other borrowings decreased $8.4 million from $128.5 million at March 31, 2004 to $120.1 million at June 30, 2004. The need for borrowings since March 31, 2004 has decreased as a result of an increase in deposit balances and cash received from loan participations.

Total equity decreased approximately $596,000 to $90.6 million at June 30, 2004 compared to $91.2 million at March 31, 2004. Earnings of $4.8 million for the nine months ended June 30, 2004 were more than offset by stock repurchases totaling $6.2 million and cash dividends paid of approximately $2.1 million.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and
2003

General. Net income increased approximately $72,000 to $2.0 million for the three months ended June 30, 2004 compared to the quarter ended June 30, 2003. The increase in income is primarily attributable to an additional $226,000 of non-interest income for the three months ended June 30, 2004 compared to the same period last year and a $564,000 decrease in interest expense compared to June 30, 2003. The increase in non-interest income was partially offset by $323,000 in merger related expenses.

Net Interest Income. Net interest income increased 5.3% from $6.7 million for the three months ended June 30, 2003 to $7.1 million for the three months ended June 30, 2004. The change is primarily a result of the lower cost of interest-bearing liabilities.

Interest income decreased approximately $209,000 from $11.1 million for the three months ended June 30, 2003 to $10.9 million for the same period in 2004. The average balance of interest-earning assets increased from $699.0 million for the three months ended June 30, 2003 to $755.3 million for the three months ended June 30, 2004 resulting in an increase of approximately $1.2 million in income. The yield on interest-earning assets decreased from 6.34% for the three months ended June 30, 2003 to 5.75% for the same period in 2004 resulting in a decrease in income of approximately $1.3 million. Increased balances resulted from an increase in loans receivable and investment securities. The decrease in the yield on interest-earning assets is primarily attributable to the lower interest rate environment.

Total interest expense decreased $564,000 from $4.4 million for the three months ended June 30, 2003 to $3.8 million for the same period in 2004. The average balance of interest-bearing liabilities increased 9.2% or $54.8 million from $594.3 million at June 30, 2003 to $649.0 million for the three months ended June 30, 2004 resulting in an increase of $317,000 in expense. A decrease of $789,000 in expense was a result of the decrease in the rates on interest-bearing liabilities from 2.95% for the three months ended June 30, 2003 to 2.35% for the same period in 2004. The reduction is attributable to market interest rate decreases and the generally downward interest rate adjustments on maturing and renewed time deposits. The average balance of borrowings comprised 19.2% of interest-bearing liabilities for the quarter ended June 30, 2004 compared to 16.7% for the same period in 2003.


The following table provides additional comparative data on the Company's average balance sheet, yield and expense information, interest rate spread and net interest margin ratios (dollars in thousands):

                                                    Three months ended June 30,
                                  ---------------------------------------------------------------
                                               2004                              2003
                                  -----------------------------      ----------------------------
                                             Interest                          Interest
                                   Average      and      Yield/      Average      and      Yield/
                                   Balance   Dividends    Cost       Balance   Dividends    Cost
                                  --------   ---------   ------      --------  ----------  ------
Interest-earning assets:
  Loans receivable, net (1)       $678,080    $10,261     6.05%      $617,336   $10,505     6.81%
  Investment securities             70,150        539     3.07         44,335       398     3.59
  Federal Home Loan Bank stock       6,650         66     3.97          6,335        83     5.24
  Cash and cash equivalents            455          1     0.88         30,976        90     1.16
                                  --------    -------     ----       --------   -------     ----
    Total interest-earning assets  755,335     10,867     5.75        698,982    11,076     6.34
                                              -------     ----                  -------     ----

Noninterest-earning assets          15,401                             14,146
                                  --------                           --------

    Total average assets          $770,736                           $713,128
                                  ========                           ========

Interest-bearing liabilities:
  Savings accounts                $ 12,996    $    18     0.55%      $ 12,736   $    26     0.82%
  Checking accounts                 97,458        237     0.97         70,293       195     1.11
  Money market deposit accounts    154,639        462     1.20        132,855       491     1.48
  Time deposits                    259,257      1,922     2.97        279,343     2,385     3.42
                                  --------    -------     ----       --------   -------     ----
    Total deposits                 524,350      2,639     2.01        495,227     3,097     2.50
  Borrowings                       124,697      1,178     3.78         99,067     1,284     5.18
                                  --------    -------     ----       --------   -------     ----
    Total interest-bearing
     liabilities                   649,047      3,817     2.35        594,294     4,381     2.95
                                              -------     ----                  -------     ----

Noninterest-bearing liabilities     29,997                             25,504
                                  --------                           --------

    Total average liabilities      679,044                            619,798

Average equity                      91,692                             93,330
                                  --------                           --------

    Total liabilities and equity  $770,736                           $713,128
                                  ========                           ========

Net interest income                           $ 7,050                           $ 6,695
                                              =======                           =======
Interest rate spread                                      3.40%                             3.39%
                                                          ====                              ====
Net interest margin                                       3.73%                             3.83%
                                                          ====                              ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities                                   116.38%                           117.62%
                                              =======                           =======

-------------
(1)  Average loans receivable includes non-performing loans.  Interest income does not include interest on loans 90 days or more past due.



Provision for Loan Losses. For the three months ended June 30, 2004, the provision for loan loss expense was $100,000 compared to $175,000 for the year-earlier period. As a percent of gross loans receivable, the allowance for loan losses was 1.37% at June 30, 2004 compared to 1.35% at March 31, 2004 and 1.52% at June 30, 2003. Total nonperforming assets at June 30, 2004 were 0.08% of total. Net recoveries for the three months ended June 30, 2004 were approximately $2,000. The total loss reserve is $9.1 million for the period ending June 30, 2004 compared to $9.0 million at March 31, 2004.

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

Non-interest Income. Non-interest income increased $226,000 from $1.6 million for the three months ended June 30, 2003 to $1.9 million for the same period in 2004. The increase is primarily the result of an additional $264,000 in management fees from ETAM and brokered loan fees from the Bank's commercial mortgage banking operation.

The increase from the prior period in ETAM management fees was attributable to additional assets under management. Brokered loan fees may vary from quarter to quarter depending on the level of activity.

The following table sets forth non-interest income (in thousands):

                                         Three Months Ended June 30,
                                         --------------------------
                                            2004            2003
                                           ------          ------

     Brokered loan fees                    $  376          $  231
     ETAM management fees                     328             209
     Loan modification fees                    67             165
     Gain on sale of securities                --               2
     Gain on sale of loans                    337             301
     Service fees and other, net              762             736
                                           ------          ------
       Total noninterest income            $1,870          $1,644
                                           ======          ======

Non-interest Expense. Non-interest expense increased $462,000 from $5.2 million for the three months ended June 30, 2003 to $5.7 million for the same period in 2004. The increase is primarily attributable to $323,000 of merger related expenses associated with the proposed KeyCorp acquisition.

Provision for Income Taxes. Federal income taxes increased $122,000 from $994,000 for the three months ended June 30, 2003 to $1.1 million for the three months ended June 30, 2004. The increase is a result of increased earnings.

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

The primary investing activity of EverTrust is the origination of commercial real estate, multifamily and, to a much lesser extent, one-to-four family mortgage loans. A secondary, but increasing activity of the Company is the origination of business and private banking loans. During the three months ended June 30, 2004, the Company originated $164.4 million in new loans. In addition during this three month period, funds were used to pay a cash dividend to shareholders totaling $758,000. These activities were funded by loan repayments, participations and proceeds from the sales and maturities of investment securities. EverTrust must maintain adequate levels of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The source of funds include deposits and principal and interest payments from loans and investments and Federal Home Loan Bank of Seattle advances.

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

The actual regulatory capital ratios calculated for EverTrust along with the minimum capital amounts and ratios for capital adequacy purposes were as follows (dollars in thousands):


                                                      Minimum for Capital
                                    Actual             adequacy purposes
                              -------------------     -------------------
                               Amount      Ratio       Amount      Ratio
                              --------    -------     --------    -------
June 30, 2004:
  Total capital to risk-
   weighed assets             $100,304     14.1%      $56,910       8.0%
  Tier 1 capital to risk-
   weighted assets              91,597     12.9        28,402       4.0
  Tier 1 leverage capital
   to average assets            91,597     11.8        31,050       4.0

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

EverTrust does not maintain a trading account for any class of financial instrument nor does it purchase high-risk derivative instruments. EverTrust Bank is authorized to engage in limited hedging activities for its saleable loan pipeline, but had no forward sale contracts in place at June 30, 2004. EverTrust has no commodity price risk, and only a limited amount of foreign currency exchange rate risk as a result of holding Canadian currency in the normal course of business.

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

     (b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings

     From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     As disclosed in the following table, no shares of the Company's Common Stock were repurchased during the quarter ended June 30, 2004.

                      Issuer Purchases of Equity Securities
          --------------------------------------------------------------------
                                                                   (d)
                                                (c)          Maximum Number
                                            Total Number     (or Approximate)
                                              of Shares       Dollar Value
                                             (or Units)       Of Shares (or
                                            Purchased as     Units) that May
                    (a)            (b)         Part of         Yet to be
                Total Number     Average      Publicly         Purchased
                 of Shares      Price Paid    Announced        Under the
                (Or Units)      per Share     Plans or         Plans or
Period           Purchased      (or Unit)     Programs         Programs
--------       -------------  ----------  ------------   -------------------
April 1, 2004 -
 April 30, 2004      --            --          --              140,965
May 1, 2004 -
 May 31, 2004        --            --          --              140,965
June 1, 2004 -
 June 30, 2004        -            --          --              140,965
                 ------        ------      ------              -------
   Total              -            --          --              140,965
                 ======        ======      ======              =======

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

              3.1   Articles of Incorporation of the Registrant(1)
              3.2   Bylaws of the Registrant(1)
             10.1   401(k) Employee Savings and Profit Sharing Plan and
                    Trust(1)
             10.2   Employee Severance Compensation Plan(2)
             10.3   Employee Stock Ownership Plan(1)
             10.4   2000 Stock Option Plan (3)
             10.5   2000 Management Recognition Plan (3)
             10.6   Amended Employment Agreement with Michael R. Deller (4)
             10.7   Amended Employment Agreement with Jeffrey R. Mitchell (5)
             10.8   Amended Employment Agreement with Robert L. Nall (5)
             10.9   Employment Agreement with Philip Mitterling (5)
             10.10  Amended Employment Agreement with Philip Mitterling (5)
             31.1   Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
             31.2   Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
             32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
--------------
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-81125).
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.
(3) Filed as an exhibit to the Registrant's annual meeting proxy statement dated June 19, 2000.
(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.
(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 2004, the Registrant filed three Current Reports on Form 8-K. A Form 8-K was filed (1) on May 5, 2004 to report earnings for the quarter and year ending March 31, 2004; (2) on May 20, 2004 to announce the appointment of a new executive officer; and (2) on June 25, 2004 to announce the proposed merger with KeyCorp.

                                  Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EverTrust Financial Group, Inc.


August 9, 2004                  /s/Michael B. Hansen
                                -------------------------------------
                                Michael B. Hansen
                                President and Chief Executive Officer
                               (Principal Executive Officer)




August 9, 2004                  /s/Jeffrey R. Mitchell
                                -------------------------------------
                                Jeffrey R. Mitchell
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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


Date: August 9, 2004                   /s/Michael B. Hansen
                                       -------------------------------
                                       Michael B. Hansen
                                       Chief Executive Officer

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


Date: August 9, 2004                   /s/Jeffrey R. Mitchell
                                       ---------------------------------
                                       Jeffrey R. Mitchell
                                       Chief Financial Officer

                                   Exhibit 32


     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                   OF EVERTRUST FINANCIAL GROUP, INC.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 and in connection with this Quarterly Report on Form 10-Q, that:

     (1) the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     (2) the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/s/Michael B. Hansen                      /s/Jeffrey R. Mitchell
------------------------------            ----------------------------------
Michael B. Hansen                         Jeffrey R. Mitchell
Chief Executive Officer                   Chief Financial Officer

Dated: August 9, 2004